Form 10-Q
period 2021-06-30
Frontier Investment Corp
filed 2021-08-16
CIK 1855693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

FRONTIER INVESTMENT CORP

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

FRONTIER INVESTMENT CORP

BALANCE SHEETS

	June 30, 2021	March 24,
	2021	2021
ASSETS	(unaudited)
Cash	$66,811	$24,488
Deferred offering costs	227,562	85,419
Total Assets	$294,373	$109,907

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Related party payable	$217,945	$53,698
Accrued offering costs	63,860	35,419
Total Current Liabilities	281,805	89,117

Commitments and contingencies (Note 6)

Shareholder’s Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding(1)(2)	575	575
Additional paid-in capital	24,425	24,425
Accumulated deficit	(12,432)	(4,210)
Total Shareholder’s Equity	12,568	20,790
Total Liabilities and Shareholder’s Equity	$294,373	$109,907
(1)	Includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).
(2)

On June 24, 2021, the Sponsor surrendered and forfeited 1,437,500 founder shares for no consideration, following which the Sponsor holds 5,750,000 founder shares. All share amounts have been retroactively restated to reflect this surrender.

FRONTIER INVESTMENT CORP

STATEMENT OF OPERATIONS

		For the
		Period from
		February 23,
		2021
		(Inception)
		Through
	For The Three Months	June 30,
	Ended June 30, 2021	2021
	(Unaudited)	(Unaudited)
Formation costs	$8,222	$12,432

Net loss	$(8,222)	$(12,432)

Weighted average shares outstanding, basic and diluted (1)	5,000,000	5,000,000

Basic and diluted net loss per common share	$(0.00)	$(0.00)
(1)	Excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (7).

FRONTIER INVESTMENT CORP

STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE PERIOD FROM FEBRUARY 23, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

	Class B Ordinary
	Shares		Additional		Total
			Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance, February 23, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1) (2)	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(4,210)	(4,210)
Balance, March 31, 2021	5,750,000	575	24,425	(4,210)	20,790

Net Loss	—	—	—	(8,222)	(8,222)

Balance, June 30, 2021	5,750,000	$575	$24,425	$(12,432)	$(12,568)
(1)	Includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).
(2)

On June 24, 2021, the Sponsor surrendered and forfeited 1,437,500 founder shares for no consideration, following which the Sponsor holds 5,750,000 founder shares. All share amounts have been retroactively restated to reflect this surrender.

FRONTIER INVESTMENT CORP

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 23, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(12,432)
Changes in operating assets and liabilities:
Deferred offering costs	(202,562)
Accrued offer costs payable	63,726
Related party payable	92,945
Net cash used in operating activities	(58,323)

Cash flows from financing activities:
Related party advances	125,000
Cash overdraft	134
Net cash provided by financing activities	125,134

Net change in cash	66,811
Cash at beginning of period	—
Cash at end of period	$66,811

Non-cash financing activities:
Deferred offering costs paid by Sponsor in exchange for Class B shares	$25,000

FRONTIER INVESTMENT CORP

FOR THE PERIOD FROM FEBRUARY 23, 2021 (INCEPTION) THROUGH JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the ‘‘Initial Public Offering’’) described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205 – 40, going concern management believes that the funds which the Company has available following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year from the issuance date of these financial statements. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering, as filed with the SEC on July 2, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 7, 2021.

In the opinion of the Company’s management, the unaudited financial statements as of June 30, 2021 and for the period from February 23, 2021 (inception) through June 30, 2021 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2021 and its results of operations and cash flows for the period from February 23, 2021 (inception) through June 30, 2021. The results of operations for the period from February 23, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021.

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

Deferred Offering Costs

Deferred offering costs consist of costs incurred in connection with preparation for the Initial Public Offering. The Company complies with the requirements of FASB ASC 340-10-S00-1. Offering costs are allocated to the separable financial instruments to be issued in the Initial Public offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities will be expensed and offering costs associated with the ordinary shares will be charged to additional paid in capital upon completion of the Initial Public Offering or charged to operations if the Initial Public Offering is not completed. As of June 30, 2021, and March 24, 2021 the Company had deferred offering costs of $227,562 and $85,419, respectively.

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

Net Loss per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 shares of Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). At June 30, 2021 and March 24, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Advances from Related Party

The Sponsor and related parties of the Sponsor paid certain formation and operating costs on behalf of the Company. These advances are due on demand and non-interest bearing. In addition, the related party paid offering costs of 50,000 on behalf of the Sponsor. As of June 30, 2021 and March 24, 2021, the amount due to the related party was $217,945 and $53,698, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021 and March 24, 2021, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7 — SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and March 24, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021 and March 24, 2021, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares —The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2021 and March 24, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding, of which an aggregate of up to 750,000 Class B ordinary shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On June 24, 2021, the sponsor surrendered and forfeited 1,437,500 founder shares for no consideration, following which the Sponsor holds 5,750,000 founder shares. All share amounts have been retroactively restated to reflect this surrender.

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

The Public Warrants are exercisable for $11.50 per share, subject to adjustment as described herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the initial business combination (net of redemptions), and (z) the volume-weighted average trading price of our ordinary shares during the 20 trading day period starting on the trading day after the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and 18.00 per share redemption trigger prices described below under “Redemption of warrants when the price per Class A ordinary share equal or exceed $10.00” and “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

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

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through date that the financial statements were available to be issued. Based upon this review, except as noted above, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

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

We presently have no revenue. All activities for the period from February 23, 2021 (inception) through June 30, 2021, relate to the formation and the IPO. We will have no operations other than the active solicitation of a target business with which to complete a business combination, and we will not generate any operating revenue until after its initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Upon the consummation of the IPO and associated private placements, $200,000,000 of cash was placed in the Trust Account, $4,000,000 was paid in underwriter’s commissions and $1,948,755 of cash was held outside of the Trust Account and was available for the repayment of advances from the Sponsor, payment of expenses related to the IPO and subsequent working capital purposes.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after our Public Offering, day-to-day operations and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period February 23, 2021 (inception) through June 30, 2021, we had a net loss of $12,432, consisting of operating and formation costs.

Liquidity and Capital Resources

As of June 30, 2021 and March 24, 2021, we had cash of $66,811 and $24,488, respectively.

For the period from February 23, 2021 (inception) through June 30, 2021, the net increase in cash was 66,811. For the period from February 23, 2021 (inception) through June 30, 2021, cash provided by operating activities was $41,677. For the period from February 23, 2021 (inception) through June 30, 2021, cash provided by financing activities was $25,134.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Contractual obligations

As of June 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective.

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