Form 10-Q
period 2021-09-30
Frontier Investment Corp
filed 2021-11-15
CIK 1855693

Z:\cons_traditional\2021Data\Client_DTS\Frontier Investment Corp\20210930\Edits_C11.2\FP 01

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
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

As of November 12, 2021, there were 20,000,000 Class A ordinary shares, par value $0.0001, and 5,000,000 Class B ordinary shares, par value $0.0001, of the Company issued and outstanding.

FRONTIER INVESTMENT CORP

Quarterly Report on Form 10-Q

		Page
PART 1 – FINANCIAL INFORMATION		1

Item 1.	Unaudied Condensed Financial Statements	1

	Condensed Balance Sheet as of September 30, 2021 (unaudited)	1

	Condensed Statements of Operations For the Three Months Ended September 30, 2021 and For the Period from February 23, 2021 (inception) Through September 30, 2021 (unaudited)	2

	Condensed Statement of Changes in Shareholders' Equity For the Three Months Ended September 30, 2021 and For the Period from February 23, 2021 (inception) Through September 30, 2021 (unaudited)	3

	Condensed Statement of Cash Flows For the Period from February 23, 2021 (inception) Through September 30, 2021 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Control and Procedures	21

PART II – OTHER INFORMATION		23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	25

SIGNATURES		26

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

FRONTIER INVESTMENT CORP

CONDENSED BALANCE SHEET

(UNAUDITED)

September 30,
2021
ASSETS
Current Assets:
Cash	$1,280,016
Deferred offering costs	—
Prepaid expenses	200,100
Total Current Assets	1,480,116

Prepaid expenses	141,124
Investments held in Trust Account	200,002,407

Total Assets	$201,623,647

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$3,090
Accrued offering costs	33,726
Total Current Liabilities	36,816

Derivative warranty liabilities	8,378,541
Deferred underwriting commission	7,000,000

Total Liabilities	15,415,357

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption; 20,000,000 shares (at $10.00 per share)	200,000,000

Shareholders’ deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, -0- shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	500
Additional paid-in capital	—
Accumulated deficit	(13,792,210)
Total Shareholders’ Deficit	(13,791,710)
Total Liabilities and Shareholders’ Deficit	$201,623,647

The accompanying notes are an integral part of the unaudited condensed financial statements

FRONTIER INVESTMENT CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the
		Period from
		February 23,
		2021
		(Inception)
	For The Three Months Ended	Through
	September 30,	September 30,
	2021	2021
	(Unaudited)	(Unaudited)
General and administrative expenses	$104,281	$116,713
Total operating expenses	104,281	116,713

Other (expense) income
Interest income on assets held in Trust Account	2,407	2,407
Transaction costs allocable to derivative warrant liabilities	(383,507)	(383,507)
Change in fair value of derivative warrant liabilities	4,016,583	4,016,583
Total other income	3,635,483	3,635,483

Net income	$3,531,202	$3,518,770

Class A ordinary shares - Weighted average shares outstanding, basic and diluted	18,901,099	9,052,632

Class A ordinary shares - Basic and diluted net loss per ordinary share	$0.15	$0.25

Class B ordinary shares - Weighted average shares outstanding, basic and diluted	5,000,000	5,000,000

Class B ordinary shares - Basic and diluted net loss per ordinary share	$0.15	$0.25

The accompanying notes are an integral part of the unaudited condensed financial statements

FRONTIER INVESTMENT CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 23, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Class B Ordinary
	Shares		Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, February 23, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor((1)	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(4,210)	(4,210)

Balance, March 31, 2021	5,750,000	575	24,425	(4,210)	20,790

Net loss	—	—	—	(8,222)	(8,222)

Balance, June 30, 2021	5,750,000	575	24,425	(12,432)	12,568

Net income	—	—	—	3,531,202	3,531,202

Cash received in excess of fair value of private placement warrants	—	—	189,875	—	189,875

Forfeiture of shares upon non exercise of underwriters over-allotment option	(750,000)	(75)	75	—	—

Accretion to redemption value of Class A ordinary shares	—	—	(214,375)	(17,310,980)	(17,525,355)

Balance. September 30, 2021	5,000,000	$500	$—	$(13,792,210)	$(13,791,710)
(1)

On June 24, 2021, the Sponsor surrendered and forfeited 1,437,500 founder shares for no consideration, following which the Sponsor held 5,750,000 founder shares. All share amounts have been retroactively restated to reflect this surrender.

The accompanying notes are an integral part of the unaudited condensed financial statements

FRONTIER INVESTMENT CORP

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 23, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net income	$3,518,770
Transaction costs allocable to derivative warrant liabilities	383,507
Change in fair value of derivative warrant liabilities	(4,016,583)
Interest income on assets held in Trust Account	(2,407)
Changes in operating assets and liabilities:
Prepaid expenses	(341,225)
Accounts payable and accrued expenses	3,090
Accrued offering costs	33,726
Net cash used in operating activities	(421,122)

Cash flows from investing activities:
Cash deposited into trust account	(200,000,000)
Net cash used in investing activities	(200,000,000)

Cash flows from financing activities:
Sale of units in public offering, net	195,551,138
Sale of private placement warrants to sponsor	6,125,000
Proceeds from issuance of Class B ordinary shares to sponsor	25,000
Related party advances	125,000
Repayment of related party advances	(125,000)
Net cash provided by financing activities	201,701,138

Net change in cash	1,280,016
Cash at beginning of period	—
Cash at end of period	$1,280,016

Non-cash financing activities:
Deferred underwriting commission	$7,000,000
Initial classification of Class A ordinary shares subject to possible redemption	$200,000,000
Initial classification of fair value of warrants	$12,395,124

The accompanying notes are an integral part of the unaudited condensed financial statements

FRONTIER INVESTMENT CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the ‘‘Initial Public Offering’’) described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Public Offering and non-operating income or expense from the change in fair value of derivative warrant liabilities. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on June 30, 2021. On July 6, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $200,000,000, which is described in Note 4.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable, if any, on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Public Offering, management has agreed that $10.00 per Unit sold in the Public Offering, including proceeds of the sale of the Private Placement Warrants, will be held in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable, if any). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as an adjustment to adjust the temporary equity to redemption amount. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, all of the Public Shares are redeemable and are classified as such on the condensed balance sheet until such date that a redemption event takes place.

The Company’s Charter states that it will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes, if any. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Management’s Plan

On July 7, 2021, $1,948,755 of excess funds held in the Trust Account were transferred to the Company’s operating bank account and are available for the general use of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205 – 40, Presentation of Financial Statements - Going Concern management believes that the funds which the Company has available following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year from the issuance date of these financial statements.

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

NOTE 2 — RESTATEMENT OF FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly presented its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

The impact on previously issued financial statements is presented below.

	As previously reported	Adjustments	As restated
July 6, 2021 balance sheet (included in form 8-K dated July 6, 2021)
Temporary equity	177,248,378	22,751,622	200,000,000
Stockholders’ (deficit) equity
Class A Ordinary Shares	228	(228)	—
Class B Ordinary Shares	575	—	575
Shareholder receivable	(25,000)	—	(25,000)
Additional paid in capital	5,420,139	(5,420,139)	—
Accumulated deficit	(395,939)	(17,331,255)	(17,727,194)
Total stockholders’ equity (deficit)	5,000,003	(22,751,622)	(17,751,619)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering, as filed with the SEC on July 2, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 7, 2021, revised as discussed above in Note 2.

In the opinion of the Company’s management, the unaudited condensed financial statements as of September 30, 2021, for the three months ended September 30, 2021, and for the period from February 23, 2021 (inception) through September 30, 2021 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2021 and its results of operations and cash flows for the three months ended September 30, 2021, and for the period from February 23, 2021 (inception) through September 30, 2021. The results of operations for the three months ended September 30, 2021, and for the period from February 23, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021, or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Offering Costs associated with a Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $469,063 consist principally of costs incurred in connection with preparation for the Public Offering. These costs, together with the underwriter discount of $4,000,000 and deferred underwriting fee of $7,000,000, were allocated to the separable financial instruments issued in the Public Offering based on a proportionate proceeds basis, compared to total proceeds received. Of these costs, $383,507 of which were allocated to the Public Warrants and the Private Placement Warrants, were expensed as incurred.

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021, all of the shares of Class A ordinary shares subject to possible redemption in the amount of $200,000,000 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Net Income or Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, "Earnings Per Share". Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating income (loss) per share of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

Class B Founder Shares subject to forfeiture are not included in weighted average shares outstanding until the forfeiture restrictions lapse.

	Three Months Ended		For the Period From February 23, 2021 (Inception)
	September 30, 2021		Through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$2,792,491	$738,711	$2,266,773	$1,251,997
Denominator:
Basic and diluted weighted average shares outstanding	18,901,099	5,000,000	9,052,632	5,000,000

Basic and diluted net income (loss) per common share	$0.15	$0.15	$0.25	$0.25

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

Fair value is defined as the price that would be received for sale of an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions.  In addition, this ASU improves and amends the related EPS guidance. This standard is effective for us on January 1, 2023, including interim periods within those fiscal years.  Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company is currently assessing the impact the new guidance will have on its financial statements.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, except as noted above, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 — INITIAL PUBLIC OFFERING

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

NOTE 5 — PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) to the Sponsor of an aggregate of 6,125,000 Private Placement Warrants (or 6,725,000 Private Placement Warrants if the underwriters’ over-allotment had been exercised in full) at a price of $1.00 per Private Placement Warrant ($6,125,000, or an aggregate of $6,725,000 if the underwriters’ over-allotment had been exercised in full). Each Private Placement Warrant is exercisable to purchase one Class A ordinary shares at a price of $11.50 per share, subject to adjustment.

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

NOTE 6 — RELATED PARTIES

Founder Shares

On March 24, 2021, the Sponsor received 7,187,500 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for paying deferred offering costs of $25,000. On June 24, 2021, the sponsor surrendered and forfeited 1,437,500 founder shares for no consideration, following which the Sponsor held 5,750,000 founder shares. All share amounts have been retroactively restated to reflect this surrender. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters’ over-allotment was not exercised and as such the Sponsor forfeited 750,000 shares on July 6, 2021.

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

Commencing on the date the Units were first listed on the Nasdaq, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company will begin paying these fees in the fourth quarter of 2021. There was no payable at September 30, 2021.

Advances from Related Party

The Sponsor and related parties of the Sponsor paid certain formation and operating costs on behalf of the Company. These advances are due on demand and non-interest bearing. In addition, the related party paid offering costs of $150,000 on behalf of the Sponsor, which amount was repaid in full. As of September 30, 2021, the amount due to the related party was $0.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, there was no amount outstanding under the Working Capital Loans.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to  3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters did not exercise the over-allotment option.

In connection with the Initial Public Offering, the underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,000,000 in the aggregate. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $7,000,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 8 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were no Class A ordinary shares issued or outstanding that are classified within Shareholders' Deficit.

Class B Ordinary Shares —The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On June 24, 2021, the sponsor surrendered and forfeited 1,437,500 founder shares for no consideration, following which the Sponsor held 5,750,000 founder shares. All share amounts have been retroactively restated to reflect this surrender. The underwriters’ over-allotment was not exercised and as such the Sponsor forfeited 750,000 shares. As such, as of September 30, 2021, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

NOTE 9 — WARRANT LIABILITIES

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company accounts for the 12,791,667 warrants to be issued in connection with the Initial Public Offering (including 6,666,667 Public Warrants and 6,125,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be classified as a liability.

The accounting treatment of derivative financial instruments required that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. No events have occurred through September 30, 2021 that would result in a change to the warrants’ classification.

NOTE 10FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:        Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:        Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:        Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2021
Assets:
Marketable securities	1	$200,002,406

Liabilities:
Warrant liability	3	$8,378,541

The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative warrant liabilities in the condensed statements of operations.

The Company used a Monte Carlo simulation model to value the Public Warrants and a Black-Scholes model to value the Private Placement Warrants at both the initial measurement date and at September 30, 2021. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A Common Stock and one-third of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B Common Stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A Common Stock subject to possible redemption (temporary equity), Class A Common Stock (permanent equity) and Class B Common Stock (permanent equity) based on their relative fair values at the initial measurement date. The Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Although the Public Warrants were traded in a market during the third quarter of 2021, the Company concluded that the market did not meet the definition of a Level 1 market as the market was not active. As such, the Company continued to use Level 3 models to value the Public Warrants.

The range of key inputs into the Monte Carlo simulation model and the Black-Scholes model were as follows during the period from February 23, 2021 (inception) through September 30, 2021:

	September 30,	July 6,
	2021	2021
Risk-free interest rate	1.10%	0.97%
Expected life of grants	6.0 years	6.0 years
Expected volatility of underlying stock	12.9-13%	15.0-16.0%
Dividends	0%	0%
Probability of Business Combination	85%	85%

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2021 and the period from February 23, 2021 (inception) through September 30, 2021:

Fair Value
Measurement
Using Level 3
Inputs
Total
Balance, February 23, 2021	$—
Derivative liabilities recorded on issuance of derivative Warrants	12,395,124
Transfer of public warrants from Level 3 to Level 1	—
Change in fair value of derivative liabilities	(4,016,583)
Balance, September 30, 2021	$8,378,541

As of September 30, 2021, the derivative liability was $8,378,541. In addition, for the three months ended September 30, 2021 and the period February 23, 2021 through September 30, 2021, the Company recorded $4,016,583 as a gain on the change in fair value of derivative warrant liabilities in the condensed statements of operations.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed financial statements were available to be issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

We presently have no revenue. All activities for the period from February 23, 2021 (inception) through September 30, 2021, relate to the formation, the IPO and business combination activities. We will have no operations other than the active solicitation of a target business with which to complete a business combination, and we will not generate any operating revenue until after its initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and changes in the fair value of the derivative warrant liabilities.

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

Upon the consummation of the IPO and associated private placement, $200,000,000 of cash was placed in the Trust Account, $4,000,000 was paid in underwriter’s commissions and $1,948,755 of cash was held outside of the Trust Account and was available for the repayment of advances from the Sponsor, payment of expenses related to the IPO and subsequent working capital purposes.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after our Public Offering, day-to-day operations and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period February 23, 2021 (inception) through September 30, 2021, we had net income of $3,518,770, consisting of general and administrative expenses of $116,713, transaction costs allocable to warrant liability of $383,507, gain on change in fair value of derivative warrant liabilities of $4,016,583 and interest income of $2,407.

For the three months ended September 30, 2021, we had net income of $3,531,202, consisting of general and administrative expenses of $104,281, transaction costs allocable to warrant liability of $383,507, gain on change in fair value of derivative warrant liabilities of $4,016,583 and interest income of $2,407.

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $1,280,016.

For the period from February 23, 2021 (inception) through September 30, 2021, the net increase in cash was $1,280,016. Cash used in operating activities was $408,690. Cash used in investing activities was $200,000,000. Cash provided by financing activities was $201,688,706.

On July 6, 2021, we consummated the Public Offering of 20,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Public Offering, we consummated the sale 6,125,000 Private Placement Warrants, at $1.00 per Private Placement Warrant, to our sponsor, generating gross proceeds of $6,125,000. As of the closing of the IPO, approximately $1,949,000 of the proceeds were held in cash and available for our general use.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Contractual obligations

As of September 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $7,000,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete an Initial Business Combination, subject to the terms of the underwriting agreement.

Commencing on the date the Units were first listed on the Nasdaq, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the

Company’s liquidation, the Company will cease paying these monthly fees. The Company will begin paying these fees in the fourth quarter of 2021.

Critical Accounting Policies

Class A ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021, all of the shares of Class A ordinary shares subject to possible redemption in the amount of $200,000,000 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet.

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

Warrants

The Company accounts for the 12,791,667 warrants to be issued in connection with the Initial Public Offering (including 6,666,667 Public Warrants and 6,125,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments required that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classifies each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to their fair value determined by the Monte Carlo simulation model and Black-Scholes model. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. No events have occurred through September 30, 2021 that would result in a change to the warrants’ classification.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our internal control over financial reporting did not result in effective controls to properly evaluate the accounting and reporting under US GAAP for complex equity transactions. This lack of control led to improper accounting classification of certain Class A ordinary shares we issued in July 2021 as part of the Initial Public Offering which, due to its impact on our previously issued financial statements, we determined to be a material weakness.

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, and considering the material weakness described above, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting , with the exception of the below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Class A ordinary shares. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 24, 2021, the Sponsor purchased 7,187,500 of the Company’s Class B ordinary shares, or founder shares, in exchange for paying deferred offering costs of $25,000. On June 24, 2021, the Sponsor surrendered and forfeited 1,437,500 founder shares for no consideration, following which the Sponsor held 5,750,000 founder shares, 750,000 of which were forfeited when the underwriters’ over-allotment was not exercised. Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. The Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in our Sponsor is an accredited investor under Rule 501 of Regulation D.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Non-Reliance on Previously Issued Financial Statements or Related Audit Report or Completed Interim Report.

As described in Note 2 above, in connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly presented its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

Therefore, the Company's balance sheet included on the Company’s Form 8-K, as filed with the SEC on July 13, 2021, should no longer be relied upon because certain redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A ordinary shares in permanent equity.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

The Company’s management and the Audit Committee have discussed the matters disclosed in this Quarterly Report on Form 10-Q with Marcum LLP the Company’s independent registered public accounting firm.

ITEM 6. EXHIBITS

Exhibit	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 15, 2021

FRONTIER INVESTMENT CORP

By:	/s/ Arif Mansuri
Name:	Arif Mansuri
Title:	Chief Financial Officer (Principal Financial Officer and Accounting Officer)