Form 10-Q
period 2022-06-30
Frontier Investment Corp
filed 2022-08-05
CIK 1855693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

FRONTIER INVESTMENT CORP

Form 10-Q

For the Quarter Ended June 30, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022 and for the Three Months Ended June 30, 2021 and for the period from February 23, 2021 through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended June 30, 2022 and the period from February 23, 2021 through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and the period from February 23, 2021 through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22
Item 4.	Controls and Procedures.	23

PART II. OTHER INFORMATION		24
Item 1.	Legal Proceedings.	24
Item 1A.	Risk Factors.	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24
Item 3.	Defaults Upon Senior Securities.	24
Item 4.	Mine Safety Disclosures.	24
Item 5.	Other Information.	24
Item 6.	Exhibits.	25

i

Item 1. Financial Statements.

FRONTIER INVESTMENT CORP

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash	$889,351	$1,226,108
Prepaid expenses	188,000	187,500
Total Current Assets	1,077,351	1,413,608
Prepaid expenses	—	94,250
Investments held in Trust Account	200,296,848	200,006,631
Total Assets	$201,374,199	$201,514,489
LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$2,436,518	$335,046
Due to Sponsor	147,245	87,245
Accrued offering costs	15,000	15,000
Total Current Liabilities	2,598,763	437,291
Derivative warrant liabilities	956,666	7,547,084
Deferred underwriting commission	7,000,000	7,000,000
Total Liabilities	10,555,429	14,984,375
COMMITMENTS AND CONTINGENCIES (Note 5)
Class A ordinary shares subject to possible redemption; 20,000,000 shares (at $10.00 per share)	200,296,848	200,000,000
Shareholders’ deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, -0- shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(9,478,578)	(13,470,386)
Total Shareholders’ Deficit	(9,478,078)	(13,469,886)
Total Liabilities and Shareholders’ Deficit	$201,374,199	$201,514,489

The accompanying notes are an integral part of the condensed unaudited financial statements.

FRONTIER INVESTMENT CORP

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

				For the
				Period from
				February 23,
				2021
				(inception)
	For the Three	For the Three	For the Six	through
	Months Ended	Months Ended	Months Ended	June 30,
	June 30, 2022	June 30, 2021	June 30, 2022	2021

Administrative fee – related party	$30,000	$—	$60,000	$—
General and administrative expenses	1,543,459	8,222	2,531,979	12,432
Total operating expenses	(1,573,459)	(8,222)	(2,591,979)	(12,432)
Other income
Interest income on assets held in Trust Account	270,076	—	290,217	—
Change in fair value of derivative warrant liabilities	2,880,834	—	6,590,418	—
Total other income	3,150,910	—	6,880,635	—

Net income (loss)	$1,577,451	$(8,222)	$4,288,656	$(12,432)

Class A Ordinary Shares - Weighted average shares outstanding, basic and diluted	20,000,000		20,000,000	—

Class A Ordinary Shares - Basic and diluted net income per ordinary share	$0.06	$—	$0.17	$—

Class B Ordinary Shares - Weighted average shares outstanding, basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

Class B Ordinary Shares - Basic and diluted net income per ordinary share	$0.06	$(0.00)	$0.17	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FRONTIER INVESTMENT CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Class B Ordinary
	Shares		Additional		Total
			Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	5,000,000	$500	$—	$(13,470,386)	$(13,469,886)

Net income	—	—	—	2,711,205	2,711,205

Balance, March 31, 2022	5,000,000	500	—	(10,759,181)	(10,758,681)

Net income	—	—	—	1,577,451	1,577,451

Accretion of Class A ordinary shares to Redemption Value	—	—	—	(296,848)	(296,848)

Balance, June 30, 2022	5,000,000	$500	$—	$(9,478,578)	$(9,478,078)

	Class B Ordinary
	Shares		Additional		Total
			Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, February 23, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(4,210)	(4,210)

Balance, March 31, 2021	5,750,000	575	24,425	(4,210)	20,790

Net loss	—	—	—	(8,222)	(8,222)

Balance, June 30, 2021	5,750,000	$575	$24,425	$(12,432)	$12,568
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

FRONTIER INVESTMENT CORP

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the
	Six	For the Period
	Months	February 23,
	Ended	2021 (inception)
	June 30,	Through
	2022	June 30, 2021
Cash flows from operating activities:
Net income (loss)	$4,288,656	$(12,432)
Change in fair value of derivative warrant liabilities	(6,590,418)	—
Interest income on assets held in Trust Account	(290,217)	—
Changes in operating assets and liabilities:
Prepaid expenses	93,750	—
Accounts payable and accrued expenses	2,161,472	—
Deferred offering costs	—	(202,562)
Accrued offering costs payable	—	63,726
Related party payable	—	92,945
Net cash used in operating activities	(336,757)	(58,323)

Cash flows from financing activities:
Related party advances	—	125,000
Cash overdraft	—	134
Net cash provided by financing activities	—	125,134

Net change in cash	(336,757)	66,811
Cash at beginning of period	1,226,108	—
Cash at end of period	$889,351	$66,811

Non-cash financing activities:
Remeasurement of Class A ordinary shares to redemption value	$296,848	$—
Deferred offering costs paid by Sponsor in exchange for Class B ordinary shares	$—	$25,000

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the ‘‘Initial Public Offering’’) described below, and, following the Initial Public Offering, finding a target for the Business Combination. The Company will not generate any operating revenues until after completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering and non-operating income or expense from the change in fair value of derivative warrant liabilities. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Management’s Plan

As of June 30, 2022, we had cash of $889,351 and a working capital deficiency of $1,512,412.

In connection with the Company’s assessment of going concern considerations in accordance with Account Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Combination Period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company's plans to consummate a Business Combination will be successful within the Combination Period. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one-year from the issuance date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In the opinion of the Company’s management, the unaudited condensed financial statements as of June 30, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2022 and its results of operations and cash flows for the three and six months ended June 30, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 12, 2022.

Reclassifications

Certain reclassifications were made to the reported amounts in these financial statements as of December 31, 2021 to conform to the presentation as of June 30, 2022.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 or December 31, 2021.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, all of the Class A ordinary shares subject to possible redemption in the amount of $200,296,848 and $200,000,000, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income per ordinary share. Remeasurement associated with the redeemable Class A ordinary share is excluded from income per ordinary share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement Transaction since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

Class B ordinary shares subject to forfeiture are not included in the weighted average shares outstanding until the forfeiture restrictions lapse.

	For the Three Months		For the Six Months
	Ended June 30, 2022		Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:	1,261,961	315,490	3,430,925	857,731
Allocation of net income
Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.17	$0.17

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred shares and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for the Company on January 1, 2024, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company is currently assessing the impact the new guidance will have on its financial statements.

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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property. Prior to the completion of the Business Combination, only holders of the Class B ordinary shares will be entitled to vote on the appointment of directors.

Administrative Services Agreement

Commencing on the date the Units were first listed on the Nasdaq, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $60,000 of such fees for the three and six months ended June 30, 2022. There was $120,000 payable at June 30, 2022.

Advances from Related Party

The Sponsor and related parties of the Sponsor paid certain formation and operating costs on behalf of the Company. These advances are due on demand and non-interest bearing. In addition, the related party paid offering costs of $150,000 on behalf of the Sponsor, which amount was repaid in full. As of June 30, 2022 and December 31, 2021, the amount due to the related party was $0.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Due to Sponsor

The Sponsor paid certain operating costs on behalf of the Company in the amount of $27,245. As of June 30, 2022 and December 31, 2021, the amount due to the Sponsor was $27,245.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding that are classified within Shareholders’ Deficit.

Class B Ordinary Shares —The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On June 24, 2021, the sponsor surrendered and forfeited 1,437,500 Founder Shares for no consideration, following which the Sponsor held 5,750,000 Founder Shares. All share amounts have been retroactively restated to reflect this surrender. The underwriters’ over-allotment was not exercised and as such the Sponsor forfeited 750,000 Founder Shares. As such, as of June 30, 2022 and December 31, 2021, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of Class A ordinary shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to the Company in a Business Combination.

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

The accounting treatment of derivative financial instruments required that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. No events have occurred through June 30, 2022 that would result in a change to the warrants’ classification.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities	1	$200,296,848	$200,006,631

Liabilities:
Public warrant liability	1	$466,666	$3,933,334
Private warrant liability	3	$490,000	$3,613,750

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

The Company used a Monte Carlo simulation model to value the Public Warrants and a Black-Scholes model to value the Private Placement Warrants at the initial measurement date and the Private Placement Warrants at December 31, 2021. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-third of one Public Warrant) and (ii) the sale of Private Warrants first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity) and Class A ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. The Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. The Public Warrants were classified within Level 3 of the fair value hierarchy at July 6, 2021 due to the use of unobservable inputs. The Public Warrants were classified within Level 1 of the fair value hierarchy at the December 31, 2021 and June 30, 2022 due to the use of quoted prices in active markets for identical liabilities. The range of key inputs into the Monte Carlo simulation model and the Black-Scholes model were as follows during the period from February 23, 2021 (inception) through December 31, 2021 and June 30, 2022:

	June 30,	December 31,	July 6,
	2022	2021	2021
Risk-free interest rate	2.97%	1.30%	0.97%
Expected life of grants	5.51 years	5.5 years	6.0 years
Expected volatility of underlying stock	1.2%	10.7%	15.0-16.0%
Dividends	0%	0%	0%
Probability of Business Combination	100%	100%	85%

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period from February 23, 2021 (inception) through June 30, 2022:

Fair Value
Measurement
Using Level 3
Inputs
Total
Balance, February 23, 2021	$—
Derivative liabilities recorded on issuance of derivative Warrants	12,395,124
Transfer of public warrants from Level 3 to Level 1	(3,743,309)
Change in fair value of derivative liabilities	(5,038,065)
Balance, December 31, 2021	$3,613,750
Change in fair value of derivative liabilities	(1,776,250)
Balance, March 31, 2022	$1,837,500
Change in fair value of derivative liabilities	(1,347,500)
Balance, June 30, 2022	$490,000

As of June 30, 2022, the derivative liability was $956,666. In addition, for the three and six months ended June 30, 2022, the Company recorded $2,880,834 and $6,590,418, respectively, as a gain on the change in fair value of derivative warrant liabilities in the statements of operations.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $1,577,451, which consisted of change in fair value of warrant liabilities of $2,880,834 and interest income of $270,076, partially offset by general and administrative expenses of $1,543,459 and administrative fees for related party transactions of $30,000.

Liquidity and Going Concern

As of June 30, 2022 we had cash of $889,351 and a working capital deficiency of $1,512,412.

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

At June 30, 2022, we held $889,351 inside our operating bank account and working capital deficiency of $1,521,412. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective partner businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We have determined that the combination period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company's plans to consummate a Business Combination will be successful within the combination period. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one-year from the issuance date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Risks and Uncertainties

Our management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of the unaudited condensed consolidated financial statements and the specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any nonfinancial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, all of the Class A ordinary shares subject to possible redemption in the amount of $200,296,848 and $200,000,000, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income per ordinary share. Remeasurement associated with the redeemable Class A ordinary share is excluded from income per ordinary share as the redemption value approximates fair value. The calculation of diluted income per share of ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for us on January 1, 2024, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company is currently assessing the impact the new guidance will have on its financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our internal control over financial reporting did not result in effective controls to properly evaluate the accounting and reporting under US GAAP for complex equity transactions. This lack of control led to improper accounting classification of certain Class A ordinary shares we issued in July 2021 as part of the Initial Public Offering which, due to its impact on our previously issued financial statements, we determined to be a material weakness. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, and considering the material weakness described above, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of August, 2022.

FRONTIER INVESTMENT CORP

By:	/s/ Asar Mashkoor
	Name:	Asar Mashkoor
	Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Arif Mansuri
	Name:	Arif Mansuri
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)