Form 10-Q
period 2022-09-30
Frontier Investment Corp
filed 2022-11-09
CIK 1855693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

FRONTIER INVESTMENT CORP

Form 10-Q

For the Quarter Ended September 30, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022 and for the Three Months Ended September 30, 2021 and for the period from February 23, 2021 through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2022 and for the Three Months Ended September 30, 2021 and for the period from February 23, 2021 through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and the period from February 23, 2021 through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	23
Item 4.	Controls and Procedures.	24

PART II. OTHER INFORMATION		25
Item 1.	Legal Proceedings.	25
Item 1A.	Risk Factors.	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item 3.	Defaults Upon Senior Securities.	26
Item 4.	Mine Safety Disclosures.	26
Item 5.	Other Information.	26
Item 6.	Exhibits.	27

i

Item 1. Financial Statements.

FRONTIER INVESTMENT CORP

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash	$763,054	$1,226,108
Prepaid expenses	141,125	187,500
Total Current Assets	904,179	1,413,608
Prepaid expenses	—	94,250
Investments held in Trust Account	201,199,596	200,006,631
Total Assets	$202,103,775	$201,514,489
LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$2,580,215	$335,046
Due to Sponsor	177,245	87,245
Accrued offering costs	15,000	15,000
Total Current Liabilities	2,772,460	437,291
Derivative warrant liabilities	1,023,333	7,547,084
Deferred underwriting commission	7,000,000	7,000,000
Total Liabilities	10,795,793	14,984,375
COMMITMENTS AND CONTINGENCIES (Note 5)
Class A ordinary shares subject to possible redemption; 20,000,000 shares (at $10.06 and $10.00 per share)	201,199,596	200,000,000
Shareholders’ deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, -0- shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(9,892,114)	(13,470,386)
Total Shareholders’ Deficit	(9,891,614)	(13,469,886)
Total Liabilities and Shareholders’ Deficit	$202,103,775	$201,514,489

The accompanying notes are an integral part of the condensed unaudited financial statements.

FRONTIER INVESTMENT CORP

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

				For the
				Period from
				February 23,
				2021
				(inception)
	For the Three	For the Three	For the Nine	through
	Months Ended	Months Ended	Months Ended	September 30,
	September 30, 2022	September 30, 2021	September 30, 2022	2021

Administrative fee – related party	$30,000	$—	$90,000	$—
General and administrative expenses	316,869	104,281	2,848,848	116,713
Total operating expenses	(346,869)	(104,281)	(2,938,848)	(116,713)
Other income
Interest income on assets held in Trust Account	902,748	2,407	1,192,965	2,407
Change in fair value of derivative warrant liabilities	(66,667)	4,016,583	6,523,751	4,016,583
Transaction costs allocable to derivative warrant liabilities	—	(383,507)	—	(383,507)
Total other income	836,081	3,635,483	7,716,716	3,635,483

Net income	$489,212	$3,531,202	$4,777,868	$3,518,770

Class A ordinary shares - Weighted average shares outstanding, basic and diluted	20,000,000	18,901,099	20,000,000	9,052,632

Class A ordinary shares - Basic and diluted net income per ordinary share	$0.02	$0.15	$0.19	$0.25

Class B ordinary shares - Weighted average shares outstanding, basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

Class B ordinary shares - Basic and diluted net income per ordinary share	$0.02	$0.15	$0.19	$0.25

The accompanying notes are an integral part of the unaudited condensed financial statements.

FRONTIER INVESTMENT CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(unaudited)

For the Three and Nine Months Ended September 30, 2022

	Class B Ordinary
	Shares		Additional		Total
			Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 1, 2022	5,000,000	$500	$—	$(13,470,386)	$(13,469,886)

Net income	—	—	—	2,711,205	2,711,205

Balance, March 31, 2022	5,000,000	500	—	(10,759,181)	(10,758,681)

Net income	—	—	—	1,577,451	1,577,451

Accretion of Class A ordinary shares to Redemption Value	—	—	—	(296,848)	(296,848)

Balance, June 30, 2022	5,000,000	500	—	(9,478,578)	(9,478,078)

Net income	—	—	—	489,212	489,212

Accretion of Class A ordinary shares to Redemption Value	—	—	—	(902,748)	(902,748)

Balance, September 30, 2022	5,000,000	$500	$—	$(9,892,114)	$(9,891,614)

For the Three Months Ended September 30, 2021 and for the period from February 23, 2021 through September 30, 2021

	Class B Ordinary
	Shares		Additional		Total
			Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, February 23, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(4,210)	(4,210)

Balance, March 31, 2021	5,750,000	575	24,425	(4,210)	20,790

Net loss	—	—	—	(8,222)	(8,222)

Balance, June 30, 2021	5,750,000	575	24,425	(12,432)	12,568

Net income	—	—	—	3,531,202	3,531,202

Cash received in excess of fair value of private placement warrants	—	—	189,875	—	189,875

Forfeiture of shares upon non-exercise of underwriters over-allotment option	(750,000)	(75)	75	—	—

Accretion to redemption value of Class A ordinary shares	—	—	(214,375)	(17,310,980)	(17,525,355)

Balance, September 30, 2021	5,000,000	$500	$—	$(13,792,210)	$(13,791,710)
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

FRONTIER INVESTMENT CORP

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the
	Nine	For the Period
	Months	February 23,
	Ended	2021 (inception)
	September 30,	Through
	2022	September 30, 2021
Cash flows from operating activities:
Net income	$4,777,868	$3,518,770
Transaction costs allocable to derivative warrant liabilities	—	383,507
Change in fair value of derivative warrant liabilities	(6,523,751)	(4,016,583)
Interest income on assets held in Trust Account	(1,192,965)	(2,407)
Changes in operating assets and liabilities:
Prepaid expenses	140,625	(341,225)
Accounts payable and accrued expenses	2,335,169	3,090
Accrued offering costs payable	—	33,726
Net cash used in operating activities	(463,054)	(421,122)

Cash flows from operating activities:
Cash deposited into trust account	—	(200,000,000)
Net cash used in operating activities	—	(200,000,000)

Cash flows from financing activities:
Sale of units in public offering, net	—	195,551,138
Sale of private placement warrants to sponsor	—	6,125,000
Proceeds from issuance of Class B ordinary shares to sponsor	—	25,000
Repayment of related party advances	—	(125,000)
Related party advances	—	125,000
Net cash provided by financing activities	—	201,701,138

Net change in cash	(463,054)	1,280,016
Cash at beginning of period	1,226,108	—
Cash at end of period	$763,054	$1,280,016

Non-cash financing activities:
Remeasurement of Class A ordinary shares to redemption value	$1,199,596	$—
Initial classification of Class A ordinary shares subject to possible redemption	$—	$200,000,000
Initial classification of fair value of warrants	$—	$12,395,124
Deferred underwriting commission	$—	$7,000,000

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the ‘‘Initial Public Offering’’) described below, and, following the Initial Public Offering, finding a target for the Business Combination. The Company will not generate any operating revenues until after completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering and non-operating income or expense from the change in fair value of derivative warrant liabilities. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on June 30, 2021. On July 6, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Class A Ordinary Shares”), generating gross proceeds of $200,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,125,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant (the “Private Placement Transaction”) to Frontier Disruption Capital (the “Sponsor”).

Following the closing of the Initial Public Offering on July 6, 2021, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Transaction was placed in a trust account (the “Trust Account”). The $200,000,000 was the result of an initial deposit of $201,948,755 on July 6, 2021 and a subsequent transfer from the Trust Account to the Company’s operating bank account for the excess amount of $1,948,755. The funds held in the Trust Account may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable, if any, on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management agreed that $10.00 per Unit sold in the Initial Public Offering, including proceeds of the sale of the Private Placement Warrants, would be held in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the outstanding Class A Ordinary Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Class A Ordinary Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Class A Ordinary Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Class A Ordinary Shares, plus any pro rata interest then in the Trust Account, net of taxes payable, if any). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

All of the Class A Ordinary Shares contain a redemption feature which allows for the redemption of such Class A Ordinary Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated articles and memorandum of association (the “Charter”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Class A Ordinary Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A Ordinary Shares classified as temporary equity were the allocated proceeds determined in accordance with ASC 470-20. The Class A Ordinary Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The remeasurement is treated as an adjustment to adjust the temporary equity to redemption amount. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, all of the Class A Ordinary Shares are redeemable and are classified as such on the condensed balance sheets until such date that a redemption event takes place.

The Company’s Charter states that it will not redeem Class A Ordinary Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Class A Ordinary Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Class A Ordinary Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A Ordinary Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Class A Ordinary Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the amended and restated memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s Business Combination or to redeem 100% of the Class A Ordinary Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust account and not previously released to pay taxes, divided by the number of then issued and outstanding Class A Ordinary Shares.

The Company has until 24 months from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). However, if the Company does not complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Class A Ordinary Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay the Company’s taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Class A Ordinary Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Class A Ordinary Shares, such Class A Ordinary Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Class A Ordinary Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Class A Ordinary Share and (2) the actual amount per Class A Ordinary Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Class A Ordinary Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes, if any. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Management’s Plan

As of September 30, 2022, the Company had cash of $763,054 and a working capital deficiency of $1,868,281.

In connection with the Company’s assessment of going concern considerations in accordance with Account Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Combination Period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one-year from the issuance date of these condensed financial statements without additional funding. The condensed financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of the Company’s management, the unaudited condensed financial statements as of September 30, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2022 and its results of operations and cash flows for the three and nine months ended September 30, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 12, 2022.

Reclassifications

Certain reclassifications were made to the reported amounts in these financial statements as of December 31, 2021 to conform to the presentation as of September 30, 2022.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 or December 31, 2021.

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

Class A Ordinary Shares subject to possible redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, all of the Class A Ordinary Shares subject to possible redemption in the amount of $201,199,596 and $200,000,000, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income per ordinary share. Remeasurement associated with the redeemable Class A Ordinary Shares is excluded from income per ordinary share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement Transaction since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

Class B ordinary shares subject to forfeiture are not included in the weighted average shares outstanding until the forfeiture restrictions lapse.

	For the Three Months		For the Nine Months
	Ended September 30, 2022		Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$391,370	$97,842	$3,822,294	$955,574
Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000
Basic and diluted net income per ordinary share	$0.02	$0.02	$0.19	$0.19

	For the Three Months		For the Period February 23, 2021 (inception) to
	Ended September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$2,792,491	$738,711	$2,266,773	$1,251,997
Denominator:
Basic and diluted weighted average ordinary shares outstanding	18,901,099	5,000,000	9,052,632	5,000,000
Basic and diluted net income per ordinary share	$0.15	$0.15	$0.25	$0.25

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

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $200,000,000. Each Unit consists of one Class A Ordinary Share, par value $0.0001 per share, and one-third of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

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

NOTE 5 — RELATED PARTIES

Founder Shares

On March 24, 2021, the Sponsor received 7,187,500 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for paying deferred offering costs of $25,000. On June 24, 2021, the sponsor surrendered and forfeited 1,437,500 Founder Shares for no consideration, following which the Sponsor held 5,750,000 Founder Shares. All share amounts have been retroactively restated to reflect this surrender. The Founder Shares included an aggregate of up to 750,000 Founder Shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters’ over-allotment option was not exercised and, as such, the Sponsor forfeited 750,000 Founder Shares on July 6, 2021.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property. Prior to the completion of the Business Combination, only holders of the Founder Shares will be entitled to vote on the appointment of directors.

Administrative Services Agreement

Commencing on the date the Units were first listed on Nasdaq, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $90,000 of such fees for the three and nine months ended September 30, 2022. There was $150,000 payable at September 30, 2022. There were no fees incurred for the three months ended September 30, 2021 and for the period from February 23, 2021 through September 30, 2021.

Advances from Related Party

The Sponsor and related parties of the Sponsor paid certain formation and operating costs on behalf of the Company. These advances are due on demand and non-interest bearing. In addition, the related party paid offering costs of $150,000 on behalf of the Sponsor, which amount was repaid in full. As of September 30, 2022 and December 31, 2021, the amount due to the related party was $0.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Due to Sponsor

The Sponsor paid certain operating costs on behalf of the Company in the amount of $27,245. As of September 30, 2022 and December 31, 2021, the amount due to the Sponsor was $27,245.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were no Class A Ordinary Shares issued or outstanding that are classified within Shareholders’ Deficit.

Founder Shares —The Company is authorized to issue 50,000,000 Founder Shares with a par value of $0.0001 per share. Holders of Founder Shares are entitled to one vote for each share. On June 24, 2021, the sponsor surrendered and forfeited 1,437,500 Founder Shares for no consideration, following which the Sponsor held 5,750,000 Founder Shares. All share amounts have been retroactively restated to reflect this surrender. The underwriters’ over-allotment option was not exercised and as such the Sponsor forfeited 750,000 Founder Shares. As such, as of September 30, 2022 and December 31, 2021, there were 5,000,000 Founder Shares issued and outstanding.

Only holders of the Founder Shares will have the right to vote on the appointment of directors prior to the Business Combination. Holders of ordinary shares, holders of Class A Ordinary Shares and holders of Founder Shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as otherwise required by law. In connection with the Company’s Business Combination, the Company may enter into a shareholders’ agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

The Founder Shares will automatically convert into Class A Ordinary Shares at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A Ordinary Shares, or equity-

linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Founder Shares shall convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the then-outstanding Founder Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering plus all Class A Ordinary Shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of Class A Ordinary Shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to the Company in a Business Combination.

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

The Public Warrants are exercisable for $11.50 per share, subject to adjustment as described herein. In addition, if (x) the Company issues additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination at an issue price or effective issue price of less than $9.20 per Class A Ordinary Share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of the Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Company’s Class A Ordinary Shares during the 20 trading day period starting on the trading day after the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and 18.00 per share redemption trigger prices described below under “Redemption of warrants when the price per Class A Ordinary Share equals or exceeds $10.00” and “Redemption of Warrants when the price per Class A Ordinary Share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

The Company will not be obligated to deliver any Class A Ordinary Shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A Ordinary Shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A Ordinary Shares is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the Class A Ordinary Shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A Ordinary Shares until the warrants expire or are redeemed. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00 — Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at a price of $0.10 per warrant provided that the holder will be able to exercise their warrants on cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A Ordinary Shares;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last reported sale price of the Class A Ordinary Shares equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, reorganization, recapitalizations and the like) for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
●	if, and only if, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of Class A Ordinary Shares) as the outstanding public warrants, as described above.

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

The accounting treatment of derivative financial instruments required that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. No events have occurred through September 30, 2022 that would result in a change to the warrants’ classification.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities	1	$201,199,596	$200,006,631

Liabilities:
Public warrant liability	1	$533,333	$3,933,334
Private warrant liability	3	$490,000	$3,613,750

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

The Company used a Monte Carlo simulation model to value the Public Warrants and a Black-Scholes model to value the Private Placement Warrants at the initial measurement date and the Private Placement Warrants at December 31, 2021. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A Ordinary Share and one-third of one Public Warrant) and (ii) the sale of Private Warrants first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A Ordinary Shares subject to possible redemption (temporary equity) and Class A Ordinary Shares (permanent equity) based on their relative fair values at the initial measurement date. The Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. The Public Warrants were classified within Level 3 of the fair value hierarchy at July 6, 2021 due to the use of unobservable inputs. The Public Warrants were classified within Level 1 of the fair value hierarchy at the December 31, 2021 and September 30, 2022 due to the use of quoted prices in active markets for identical liabilities. The range of key inputs into the Monte Carlo simulation model and the Black-Scholes model were as follows during the period from February 23, 2021 (inception) through December 31, 2021 and September 30, 2022:

	September 30,	December 31,	July 6,
	2022	2021	2021
Risk-free interest rate	3.96%	1.30%	0.97%
Expected life	5.24 years	5.5 years	6.0 years
Expected volatility of underlying stock	3.1%	10.7%	15.0-16.0%
Dividends	0%	0%	0%
Probability of Business Combination	12.5%	100%	85%

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period from February 23, 2021 (inception) through September 30, 2022:

Fair Value
Measurement
Using Level 3
Inputs
Total
Balance, February 23, 2021	$—
Derivative liabilities recorded on issuance of derivative Warrants	12,395,124
Transfer of public warrants from Level 3 to Level 1	(3,743,309)
Change in fair value of derivative liabilities	(5,038,065)
Balance, December 31, 2021	$3,613,750
Change in fair value of derivative liabilities	(1,776,250)
Balance, March 31, 2022	$1,837,500
Change in fair value of derivative liabilities	(1,347,500)
Balance, June 30, 2022	$490,000
Change in fair value of derivative liabilities	—
Balance, September 30, 2022	$490,000

As of September 30, 2022, the derivative liability was $1,023,333. In addition, for the three and nine months ended September 30, 2022, the Company recorded $66,667 and $6,523,751, respectively, as a loss and a gain on the change in fair value of derivative warrant liabilities in the statements of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Frontier Investment Corp,” “our,” “us” or “we” in this Quarterly Report on Form 10-Q refer to Frontier Investment Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Item 1A below and the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $489,212, which consisted of an increase in fair value of warrant liabilities of $66,667 and interest income of $902,748, partially offset by general and administrative expenses of $316,869 and administrative fees for related party transactions of $30,000.

For the nine months ended September 30, 2022, we had net income of $4,777,868, which consisted of a decrease in fair value of warrant liabilities of $6,523,751 and interest income of $192,965, partially offset by general and administrative expenses of $2,848,848 and administrative fees for related party transactions of $90,000.

For the three months ended September 30, 2021, we had net income of $3,531,202, consisting of general and administrative expenses of $104,281, transaction costs allocable to warrant liabilities of $383,507, gain on change in fair value of derivative warrant liabilities of $4,016,583 and interest income of $2,407.

For the period from February 23, 2021 (inception) through September 30, 2021, we had net income of $3,518,770, consisting of general and administrative expenses of $116,713, transaction costs allocable to warrant liabilities of $383,507, gain on change in fair value of derivative warrant liabilities of $4,016,583 and interest income of $2,407.

Liquidity and Going Concern

As of September 30, 2022 we had cash of $763,054 and a working capital deficiency of $1,868,281.

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

At September 30, 2022, we held $763,054 inside our operating bank account and a working capital deficiency of $1,868,281. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective partner businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Class A Ordinary Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

We have determined that the Combination Period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one-year from the issuance date of these condensed financial statements without additional funding. The condensed financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Risks and Uncertainties

Our management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed financial statements included in Item 1 of this Form 10-Q. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of the unaudited condensed financial statements and the specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements included in Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any nonfinancial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. We began incurring these fees on the date our units were listed on Nasdaq and will continue to incur these fees monthly until the earlier of the completion of an initial Business Combination and our liquidation.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, all of the Class A Ordinary Shares subject to possible redemption in the amount of $201,199,596 and $200,000,000, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income per ordinary share. Remeasurement associated with the redeemable Class A ordinary share is excluded from income per ordinary share as the redemption value approximates fair value. The calculation of diluted income per share of ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our internal control over financial reporting did not result in effective controls to properly evaluate the accounting and reporting under US GAAP for complex equity transactions. This lack of control led to improper accounting classification of certain Class A Ordinary Shares we issued in July 2021 as part of the Initial Public Offering which, due to its impact on our previously issued financial statements, we determined to be a material weakness. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, and considering the material weakness described above, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described below and in our Form 10-K filed with the SEC on April 12, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as disclosed below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on April 12, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our Initial Public Offering, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our Initial Public Offering in July 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately 16 months after the effective date of our Initial Public Offering, as of the date of this Quarterly Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2022, amounts held in trust account included approximately $1,192,965 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our Initial Public Offering, or July 6, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our Initial Public Offering, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of November, 2022.

FRONTIER INVESTMENT CORP

By:	/s/ Asar Mashkoor
	Name:	Asar Mashkoor
	Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Arif Mansuri
	Name:	Arif Mansuri
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)