Form 10-K
period 2022-12-31
Frontier Investment Corp
filed 2023-03-31
CIK 1855693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2022, was $194,000,000.00. The registrant’s units began trading on the Nasdaq Capital Market (“Nasdaq”) on July 1, 2021, and the registrant’s ordinary shares and warrants began separate trading on August 30, 2021.

As of March 31, 2023, there were 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this annual report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to search for successfully, conduct due diligence and select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;
●	our pool of prospective targets;
●	our public securities’ potential liquidity and trading;
●	the Trust Account not being subject to claims of third parties; or
●	our financial performance.

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

PART I

References in this report to “we,” “us” or the “Company” refer to Frontier Investment Corp, a Cayman Islands exempted company. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Frontier Disruption Capital, a Cayman Islands exempted company.

Item 1. Business.

Introduction

We are a blank check company incorporated on February 23, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as our initial business combination. We have not selected any potential business company target. While we may pursue an acquisition or a business combination target in any business, industry or geography, we intend to focus our search on a target with business operations or prospective operations in the technology, digital media, e-commerce, financial technology, or digital services sectors, which we refer to as the “new economy sectors”, across the high growth markets of the Middle East North Africa & Turkey (“MENAT”), Sub-Saharan Africa (“SSA”), South Asia (“SA”) and Southeast Asia (“SEA”).

We have reviewed, and continue to review, a number of opportunities to enter into a business combination, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On July 6, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 20,000,000 units (the “Units”). Each Unit consisted of one Class A ordinary share, par value $0.0001 per share, and one-third of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $200,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated a private placement (the “Private Placement”) in which our Sponsor purchased 6,125,000 private warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $6,125,000.

Prior to the completion of the Initial Public Offering, on March 24, 2021, we issued an aggregate of 7,187,500 Class B ordinary shares (the “Founder Shares”) to our Sponsor for an aggregate purchase price of $25,000 in cash in consideration for our Sponsor paying certain offering and formation costs on our behalf. On June 24, 2021, our Sponsor effected a surrender of 1,437,500 Founder Shares to us for no consideration, resulting in a decrease in the total number of Founder Shares outstanding from 7,187,500 Founder Shares to 5,750,000 Founder Shares. Our sponsor forfeited an additional 750,000 Founder Shares in connection with the underwriters electing not to exercise their over-allotment option.

Upon the completion of the Initial Public Offering and the private placement, $200,000,000 of cash was placed in a U.S.-based trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee. The funds held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earliest of (i) the completion of our initial business combination, (ii) the redemption of any of our public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of its obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of our public shares if we are unable to complete our initial business combination within 24 months from the closing of the Initial Public Offering, subject to applicable law.

As of December 31, 2022, there was $202,891,491 in investments and cash held in the Trust Account, which includes interest income available to us of approximately $2,891,491 for income tax obligations and $575,469 of cash held outside the Trust Account. As of December 31, 2022, we have withdrawn no interest earned from the Trust Account to pay taxes.

Effecting our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the closing of the Initial Public Offering. We intend to effectuate our initial business combination using cash held in the Trust Account, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders of the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Selection of target business

We have not selected any potential business company target. While we may pursue an acquisition or a business combination target in any business, industry or geography, we intend to focus our search on a target with business operations or prospective operations in the technology, digital media, e-commerce, financial technology, or digital services sectors, which we refer to as the “new economy sectors”, across the high growth MENAT, SSA and SEA markets. Although our management team will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

The rules of Nasdaq require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. As any such opinion, if obtained, would only state that the fair market value meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of the target or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required by Schedule 14A of the Exchange Act, any proxy solicitation materials or tender offer documents that we will file with the Securities and Exchange Commission (the “SEC”) in connection with our initial business combination will include such opinion. Unless our board of directors is unable to independently determine the fair market value of our initial business combination or we complete our initial business combination with an affiliated entity as described below, we are not required to obtain an opinion from an independent investment banking firm or from an independent valuation or appraisal firm that regularly prepares fairness opinions that the price we are paying is fair to us from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation materials or tender offer documents, as applicable, related to our initial business combination. In addition, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

Our process of identifying partner business candidates will leverage our management team’s unique industry experiences, proven deal sourcing capabilities and broad and deep network of relationships in numerous industries, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We expect that the collective experience, capability and network of our founders, directors and officers, combined with their individual and collective reputations in the investment community, will help to create prospective business combination opportunities.

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

If we engage the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management team determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management team determines is in our best interest to pursue. Payment of a finder’s fee may be paid out of the funds held in the Trust Account.

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

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or accounting firm that such initial business combination or transaction is fair to us from a financial point of view. We are not required to obtain such an opinion in any other context. We will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including any future special purpose acquisition companies we expect they may be involved in and entities that are affiliates of our Sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law.

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

Evaluation of a target business and structuring of our initial business combination

In evaluating a prospective target business, we expect to conduct a customary due diligence review that may encompass some or all of meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as reviewing financial and other information that will be made available to us. Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

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

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account was initially $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Warrants and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity.

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

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market in order to comply with Rule 14e-5 under the Exchange Act.

Submission of our initial business combination to shareholder vote

In the event we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting. In such case, our Sponsor and each member of our management team have agreed to vote their Founder Shares and public shares purchased during or after the Initial Public Offering in favor of our initial business combination. As a result, in addition to our Sponsor’s Founder Shares, we would need 7,500,001 or 37.5% (assuming all issued and outstanding shares are voted), or 1,250,001 or 6.25% (assuming that only a quorum of our outstanding ordinary shares were present) of the 20,000,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved.

Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed business combination or vote at all. In addition, our Sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity.

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

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares (as defined below), without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our founding to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management team at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ abilities to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a partner that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ abilities to vote all of their shares (including Excess Shares) for or against our initial business combination.

Redemption of public shares and liquidation if no initial business combination

Our amended and restated memorandum and articles of association provides that we will have only 24 months from the closing of the Initial Public Offering to complete our initial business combination. If we are unable to complete our initial business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the closing of the Initial Public Offering. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

Summary of Risk Factors

The occurrence of one or more of the events or circumstances described in this section, alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations, and you could lose all or part of your investment. Such risks include, but are not limited to risks related to:

●	our being a recently formed company without an operating history;
●	your lack of opportunity to vote on our proposed business combination if we pursue a tender offer;
●	the lack of protections afforded to investors of blank check companies;
●	deviation from our acquisition criteria;
●	the potential issuance of equity and/or debt securities to complete a business combination;
●	lack of working capital;
●	third-party claims reducing the per-share redemption price;
●	our shareholders being held liable for claims by third parties against us;

●	our failure to enforce our Sponsor’s indemnification obligations;
●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;
●	our dependence on key personnel;
●	conflicts of interest of our Sponsor, officers and directors;
●	the delisting of our securities by Nasdaq;
●	our shares being redeemed and warrants becoming worthless;
●	our competitors with advantages over us in seeking business combinations;
●	our ability to obtain additional financing;
●	our initial shareholders controlling a substantial interest in us;
●	our warrants’ adverse effect on the market price of our Class A ordinary shares;
●	disadvantageous timing for redeeming warrants;
●	registration rights’ adverse effect on the market price of our Class A ordinary shares;
●	the impact of COVID-19, the conflict in Ukraine, the recent turmoil in the banking industry and related risks;
●	changes in laws or regulations; tax consequences to business combinations; and
●	exclusive forum provisions in our amended and restated memorandum and articles of association.

Risks Relating to Searching for and Consummating a Business Combination

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other reasons. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a general meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination.

Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding ordinary shares, we would seek shareholder approval of such business combination. However, except as required by applicable laws or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding ordinary shares do not approve of the business combination we consummate.

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

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirement or arrange for third party financing. In addition, if a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for additional third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in the Trust Account will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time, our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial business combination within 24 months after the closing of the Initial Public Offering, or by July 6, 2023, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months from the closing of the Initial Public Offering, or by July 6, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination within the required time period with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

The uncertainty in global economic conditions and the risks relating to health epidemics, including the novel coronavirus, or COVID-19, pandemic, including the efforts to mitigate its impact, has and may continue to have a material adverse effect on our search for a business combination, as well as any target business with which we ultimately consummate a business combination.

We face various risks relating to public health issues, including epidemics, pandemics, and other outbreaks, including the ongoing COVID-19 pandemic. The effects and potential effects of COVID-19 include, but are not limited to, its impact on general economic conditions, trade and financing markets and changes in customer behavior, and significant uncertainty in the overall continuity in business operations. As such, the business of any potential target business with which we may consummate a business combination could be materially and adversely affected.

Following the re-opening of non-essential businesses, the easing of restrictions on non-essential in-person work, and the resumption of travel, many non-essential businesses have returned to in in-person work and work-related travel. However, measures that have been relaxed may be re-implemented if COVID-19 continues to spread, which has in the past, and may in the future, directly or indirectly impact our ability to search for and acquire any target business, including measures such as voluntary or mandatory quarantines, restrictions on travel and orders to limit the activities of non-essential workforce personnel. We may be unable to complete a business combination if concerns relating to COVID-19 result in new restrictions on travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner.

The extent to which the COVID-19 pandemic may continue to affect our business will depend on continued developments, such as the emergence of new variants and status of governmental measures to combat it, which are uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, we may continue to suffer an adverse effect due to possible longer-term global economic effects of COVID-19, including any economic recession. If the immediate or prolonged effects of the COVID-19 pandemic have a significant adverse impact, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

The failure of Silicon Valley Bank and recent turmoil in the banking industry may negatively impact our business, results of operations and financial condition.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. On March 10, 2023, the California Department of Financial Protection and Innovation closed Silicon Valley Bank (“SVB”) and appointed Federal Deposit Insurance Corporation (the “FDIC”) receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although depositors at SVB received access to their funds, uncertainty and liquidity concerns in the broader financial services industry remain. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

The ultimate outcome of these events, and whether further regulatory actions will be taken, cannot be predicted. The extent to which these events impact our search for and completion of a business combination with a target business, will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning similarly situated financial institutions. In addition, investor concerns regarding the U.S. or international financial systems could impact our potential business targeta as they may face a material decline in favorable commercial terms or available funding. This may make it more challenging for us to find a suitable target and complete a business combination. Further, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing, which may be impacted by these events.

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

We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete an initial business combination by July 6, 2023. As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination by the applicable deadline. If we are unable to effect an initial business combination by the deadline, we will be forced to liquidate.

We are a blank check company, and as we have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination by July 6, 2023. There can be no assurance that we will complete a business combination by this time. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in

“street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of the Initial Public Offering and the sale of the Private Placement Warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this meant our units were immediately tradable following the Initial Public Offering, and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ abilities to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

If we do not consummate an initial business combination within 24 months from the closing of the Initial Public Offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our Trust Account.

If we do not consummate an initial business combination within 24 months from the closing of the Initial Public Offering, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months from the closing of the Initial Public Offering, before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the

Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

If the net proceeds of the Initial Public Offering not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the Initial Public Offering, only $575,469 is available to us outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

We will consider a business combination outside of our team’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management team will endeavor to evaluate the risks inherent in any particular business combination target, we may not adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our team’s expertise, our founders’ expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on 10-K regarding the areas of our team’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management team may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria, and, as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria.

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

The net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants provided us with $201,000,000 that we may use to complete our initial business combination (after taking into account the $7,000,000 of deferred underwriting commissions being held in the Trust Account).

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

The federal proxy rules require that a proxy statement with respect to a vote on our proposed business combination include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within 24 months from the closing of the Initial Public Offering.

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

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

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

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our Trust Account at such time, which is generally approximately $10.00. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-

business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the closing of the Initial Public Offering. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ abilities to make transactions in our securities and subject us to additional trading restrictions.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on Nasdaq, our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

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

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our team will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our management team believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our management team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our management team is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of the Initial Public Offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims.

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

In accordance with Nasdaq corporate governance requirements and our amended and restated memorandum and articles of association, we are not required to hold an annual general meeting until no later than one year after our first full fiscal year end following our listing on Nasdaq. As an exempted company, there is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with our management team. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to the completion of our initial business combination.

Prior to the completion of our initial business combination, only holders of our Founder Shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of us prior to the consummation of an initial business combination.

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

Certain of our warrants are accounted for as warrant liabilities and were recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial business combination.

Following the completion of the Initial Public Offering, we accounted for the 12,791,667 warrants issued in connection with the Initial Public Offering (including 6,666,667 warrants included in the units and 6,125,000 Private Placement Warrants) in accordance with the guidance contained in “Derivatives and Hedging — Contracts in Entity’s Own Equity” (ASC 815-40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as warrant liabilities, which may make it more difficult for us to consummate an initial business combination with a target business.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed to use our commercially reasonable efforts to file a registration statement under the Securities Act covering such shares and to maintain the effectiveness of such registration statement and a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. We may not able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of units sold in the Initial Public Offering. In such an instance, our Sponsor and its transferees (which may include our management team) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

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

For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the Class A ordinary shares have a fair market value of $17.50 per share, then upon the cashless exercise, the holder will receive 300 Class A ordinary shares. The holder would have received 875 Class A ordinary shares if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in us because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. Immediately after the closing of the Initial Public Offering, there was 480,000,000 and 45,000,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount includes shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination as described herein and in our amended and restated memorandum and articles of association. Immediately after the closing of the Initial Public Offering, there were no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated

memorandum and articles of association provides, among other things, that prior to the completion of our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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

The Founder Shares will automatically convert into Class A ordinary shares on the first business day following the consummation of our initial business combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon the closing of the Initial Public Offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by us in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any Private Placement Warrants issued to our Sponsor, members of our management team or any of their affiliates upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

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

Although we have no commitments as of the date of this Form 10-K to issue any notes or other debt, or to otherwise incur debt following the Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account.

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

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value (as defined in the Warrant Agreement) equals or exceeds $18.00 per share (as adjusted for share sub-divisions, stock capitalizations, reorganizations, recapitalizations and the like). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the Market Value (as defined in the Warrant Agreement) of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsors or their permitted transferees.

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

We issued public warrants to purchase 6,666,667 of our Class A ordinary shares as part of the Units offered by the Initial Public Offering, and, simultaneously with the closing of the Initial Public Offering, we issued in a Private Placement 6,125,000 Private Placement Warrants at $1.00 per warrant. In addition, if the Sponsor makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,500,000 Private Placement Warrants, at the price of $1.00 per warrant. Our public warrants are also redeemable by us for Class A ordinary shares. To the extent we issue ordinary shares to effectuate a business combination transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a partner business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination transaction. Therefore, our warrants may make it more difficult to effectuate a business combination transaction or increase the cost of acquiring the partner business.

Because each Unit contains one-third of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each Unit contains one-third of one warrant. Pursuant to the Warrant Agreement, no fractional warrants were issued upon separation of the Units, and only whole Units are trading. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number of the number of Class A ordinary shares to be issued to the warrant holder. We established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to Units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for partner businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if it included a warrant to purchase one whole share.

Risks Relating to Regulatory Compliance Requirements

In connection with the preparation of our fiscal year 2021 financial statements, we identified a material weakness in our internal control over financial reporting. This material weakness has not been remediated and could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management team also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of our fiscal year 2021 financial statements, and as described elsewhere in this Form 10-K, we identified a material weakness in our internal control over financial reporting related to the accounting classification of certain Class A ordinary shares we issued in July 2021 as part of the Initial Public Offering. Historically, a portion of the Class A ordinary shares was classified as permanent equity to maintain shareholders’ equity greater than $5,000,000 on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in our amended and restated memorandum and articles of association. Pursuant to such re-evaluation, management has determined that the Class A ordinary shares include certain provisions that require classification of all of the Class A ordinary shares as temporary equity, regardless of the net tangible assets redemption limitation contained in our amended and restated memorandum and articles of association. In addition, in connection with the change in presentation for the Class A ordinary shares, management determined we should restate our earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a business combination as the most likely outcome, in which case both classes of shares share pro rata in our income and losses. Management concluded that the control deficiency that resulted in the incorrect classification of temporary and permanent equity constituted a material weakness, which has not been remediated as of December 31, 2022. If we experience any additional material weaknesses or significant deficiencies or otherwise fail to develop or maintain an effective system of internal controls in the future, we may need to disclose such matters, which may adversely impact confidence in us and our financial statements, which could in turn adversely affect the value of our securities. In addition, if we cannot provide reliable financial reports or prevent fraud and errors in our financial statements, our reputation and operating results could be materially adversely affected.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering, (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the closing of the Initial Public Offering. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our Initial Public Offering, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the Trust Account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of us if the assets in the Trust Account had remained in U.S. government securities or money market funds.

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

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our Initial Public Offering in July 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately 20 months after the effective date of our Initial Public Offering, as of the date of this Form 10-K). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 of the Investment Company Act. As of September 30, 2022, amounts held in the Trust Account included approximately $1,192,965 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our Initial Public Offering, or July 6, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our Trust Account, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

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

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and us to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

Claims may be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of 15,000 Cayman Islands Dollars, which is equivalent to approximately US $18,279, and imprisonment for five years in the Cayman Islands.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our Class A ordinary shares, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Following our initial business combination, for the taxable year that includes the initial business combination and subsequent taxable years, the asset and income tests will be applied based on the assets and activities of the combined business. We believe we were a PFIC for our taxable years ended December 31, 2021 and December 31, 2022 and believe we may be a PFIC for our current taxable year. However, because the timing of our initial business combination and our PFIC characterization of our assets and revenue is uncertain and because our PFIC status for each taxable year will depend on several factors, including the composition of our income and assets and the value of our assets (which may be determined in part by reference to the market value of our Class A ordinary shares), our PFIC status for the current taxable year or any other taxable year may not be determined until after the close of the taxable year. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. If we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information.

We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with those of another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Shareholders of Cayman Islands exempted companies like us have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

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

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by our management team, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench our management team.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our Sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of our management team and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

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

Our directors and officers may be able to remain with us after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such directors and officers’ retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. Our Sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

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

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which they may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their abilities to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

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

In addition, our Sponsor and our directors and officers are, and may in the future become affiliated with, other public blank check companies that may have acquisition objectives that are similar to ours. While we expect that the determination of whether to present a particular business opportunity to us or to another blank check company affiliated with our Sponsor will be made based on the amount of capital needed to consummate such business opportunity and the size of the relevant blank check company, such determination will be made by our Sponsor and our directors and officers in their sole discretion, subject to their applicable fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our Sponsor and directors and officers and their respective affiliates are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our Sponsor are the investment managers.

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

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or Sponsor. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management—Conflicts of Interest.” Our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Such entities, including FIM (as defined below) may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities.

Although we will not be specifically focusing on, or pursuing, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or accounting firm regarding the fairness to us from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or Sponsor, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they acquired during or after the closing of the Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination partner is appropriate for our initial business combination.

On March 24, 2021, our Sponsor purchased 7,187,500 Founder Shares, which are Class B ordinary shares, for an aggregate purchase price of $25,000, or approximately $0.003 per share. On June 24, 2021, our Sponsor effected a surrender of 1,437,500 Founder Shares to us for no consideration, resulting in a decrease in the total number of Founder Shares outstanding from 7,187,500 to 5,750,000. Of the 5,750,000 Founder Shares outstanding, 750,000 Founder Shares were forfeited. Prior to the initial investment in us of $25,000 by the Sponsor, we had no assets, tangible or intangible. The per share price of the Founder Shares was determined by dividing the amount contributed to the company by the number of Founder Shares issued. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor has purchased 6,125,000 Private Placement Warrants, at a purchase price of $6,125,000, in a Private Placement that closed simultaneously with the closing of the Initial Public Offering. If we do not consummate an initial business within 24 months from the closing of the Initial Public Offering, the Private Placement Warrants (and the underlying securities) will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a partner business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of the Initial Public Offering nears, which is the deadline for our consummation of an initial business combination.

Our management team may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to the completion of our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of our shares than we initially acquired. Accordingly, this may make it more likely that our management team will not be able to maintain control of the target business.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate a business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, more than 50% of the number of the then outstanding Private Placement Warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from the Trust Account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination, which some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the sale of the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors or the continuation of us in a jurisdiction outside the Cayman Islands prior to our initial business combination may only be amended by a special resolution passed by holders representing at least two-thirds of our issued and outstanding Class B ordinary shares. Our Sponsor, and its permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity; unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of this agreement. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Our letter agreement with our Sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our Sponsor, officers and directors contain provisions relating to transfer restrictions of our Founder Shares and Private Placement Warrants, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The letter agreement may be amended without shareholder approval. While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

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

Although we believe that the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Such financing may not be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our Sponsor will own, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our Sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of one, two or three years with only one class of directors being elected in each year. We will not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, and therefore our Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors and for us to continue in a jurisdiction outside the Cayman Islands prior to our initial business combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.

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

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this Form 10-K, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants under the warrant agreement and (b) all other modifications or amendments require the vote or written consent of at least 65% of the then outstanding public warrants; provided that any amendment that solely affects the terms of the Private Placement Warrants or any provision of the warrant agreement solely with respect to the Private Placement Warrants will also require at least 65% of the then outstanding Private Placement Warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

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

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with usy.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management team and board of directors.

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

We intend to target a company with operations or opportunities outside of the United States for our initial business combination, and we would therefore be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

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

If our management team following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management team may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, Class A ordinary shares and warrants are traded on Nasdaq under the symbols “FICVU,” “FICV” and “FICVW,” respectively.

Holders

As of March 31, 2023, there was one holder of record of our Units, one holder of record of the Class A ordinary shares and two holders of record of our warrants.

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

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-K including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of this Form 10-K and the Risk Factors section of the Registration Statement on Form S-1 (Registration No. 333-257033) filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $6.5 million, which consisted of change in fair value of warrant liabilities of $6.8 million and interest earned on marketable securities held in the Trust Account of $2.9 million, partially offset by operating expenses of $3.2 million.

For the period from February 23, 2021 (inception) through December 31, 2021, we had a net income of $4.0 million, which consisted of change in fair value of warrant liabilities of $5.0 million and interest earned on marketable securities held in the Trust Account of $6,631, offset by operating expenses of $603,572 and transaction costs related to warrant issuances of $383,507.

Liquidity and Capital Resources

On July 6, 2021, we consummated our Initial Public Offering of 20,000,000 Units, at $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated a Private Placement in which the Sponsor purchased 6,125,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $6,125,000.

Upon the completion of the Initial Public Offering and the Private Placement, $200,000,000 of cash was placed in the Trust Account from the net proceeds of the sale of our Initial Public Offering and a portion of the proceeds from the sale of the Private Placement Warrants. We incurred transaction costs totaling $11,000,000 of the proceeds of the Initial Public Offering in underwriters’ fees (which amount includes $7,000,000 of the underwriters’ deferred discount) and $1,125,000 of other offering costs.

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

At December 31, 2022, we held $575,469 of cash outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective partner businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In connection with the Company’s assessment of going concern considerations in accordance with Account Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation date (July 6, 2023) is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a business combination will be successful within 24 months from the closing of the Initial Public Offering (the “Combination Period”). Additionally, the Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one-year from the issuance date of these financial statements without additional funding. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any nonfinancial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, all of the Class A ordinary shares subject to possible redemption in the amount of $202,891,491 and $200,000,000, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income per ordinary share. Accretion associated with the redeemable Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value. The calculation of diluted income per share of ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

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

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, and considering the material weakness described above, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2022, due to the material weakness related to our internal control over financial reporting not resulting in effective controls to properly evaluate the accounting and reporting under US GAAP for complex equity transactions and complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Asar Mashkoor	50	Chief Executive Officer and Chairman and Director
Arif Mansuri	54	Chief Financial Officer
Iyad Malas	58	Director
Julie Abraham	50	Director
Richard Berman	80	Director
Gavin Teo	40	Director

Our management team:

Asar Mashkoor, our Chief Executive Officer and a director since July 2021, brings with him 25 years of global investment banking and business development experience. In April 2021, Mr. Mashkoor joined FIM Partners (“FIM”) as Managing Director of Private Investments, primarily to lead the firm’s SPAC initiative. From 2014 to March 2021, Mr. Mashkoor was with Emirates NBD Capital in the UAE as Head of Corporate Finance. Prior thereto, Mr. Mashkoor was with QInvest in Qatar as Head of Investment Banking actively covering the Middle East, North Africa and Turkey. Mr. Mashkoor has built deep and extensive relationships with corporates and investors. Mr. Mashkoor has led some of the marquee transactions in the region and is highly experienced in mergers and acquisitions, initial public offerings, capital markets and corporate finance. Mr. Mashkoor served on the board of Panmure Gordon plc, a listed UK broker-dealer regulated by the Financial Conduct Authority from 2009 to 2013. Prior to moving to the UAE in 2014, Mr. Mashkoor worked at Merrill Lynch in London for seven years and with HSBC in London and Tokyo for three years. Mr. Mashkoor holds a B.Eng in Information Systems Engineering from Imperial College London and is a UK qualified Chartered Accountant from the Institute of Chartered Accountants in England & Wales.

Arif Mansuri, our Chief Financial Officer since inception, has over 27 years of global experience in global markets and banking having worked in global institutions such as Bank of America Merrill Lynch, UBS, Wells Fargo and Citibank in London, Hong Kong and Mumbai. Since July 2020, Mr. Mansuri has been Chief Operating Officer of FIM, where he is responsible for operations, finance, strategic business development and product development. From June 2018 to June 2020, Mr. Mansuri was Head of Strategic Business Development at FIM. From September 2014 to July 2016, Mr. Mansuri was with Wells Fargo Securities. Prior to joining Wells Fargo, he was at Bank of America Merrill Lynch from 1999 to 2014, where he was instrumental in setting up a number of industry leading alternative funds businesses and was also Chairman of the board of directors of Merrill Lynch Investment Solutions (MLIS) and Torrus Funds platforms. MLIS went on to win a number of industry leading awards, including the HFR Best UCITS Platform award in 2011 and from 2013-2017 and grew into a multi-billion dollar AUM business. Mr. Mansuri has an extensive business network across EMEA, Asia Pacific and India. Mr. Mansuri holds a Master’s Degree in Finance from London Business School.

Julie Abraham, a director since July 2021, is the Chief Legal and Compliance Officer for FIM, which she has served since June 2011.Ms. Abraham is credited with maintaining an overlay of industry best practice standards across FIM’s operations, which led to FIM adopting an SRI initiative and becoming a signatory of the UNPRI. Ms. Abraham is a member of FIM’s board of directors and is an authorized person with the Dubai Financial Services Authority. Ms. Abraham has considerable experience managing internal control audits and routine operational due diligence processes of major institutional investors, and interfaces with regulatory bodies globally. Prior to joining FIM, Ms. Abraham’s work included a broad legal practice in corporate, mergers and acquisitions and VC financing with Blake, Cassels & Graydon LLP, before turning her focus to the asset management space with Maples and Calder. Ms. Abraham was admitted to the practice of law in 2001 and has a joint civil law/common law degree (LL.L-LL.B) as well as a B.Com from the University of Ottawa.

Iyad Malas, a director since July 2021, is a seasoned executive with over 30 years of experience in various senior roles, spanning many countries and industries, including real estate, retail, leisure and entertainment, financial services, industrial businesses and investments. Since August 2020, Mr. Malas has been the Chief Executive Officer of Al Ghurair Group, one of the largest family conglomerates in the UAE focused on businesses spanning manufacturing, real estate and banking. From May 2015 to May 2020, Mr. Malas was a partner at Gateway Partners, a PE Fund focused on investing in East Asia, South Asia, the Middle East and Africa. From April 2009 to May 2015, Mr. Malas was CEO of Majid Al Futtaim Group, one of the largest family conglomerates in the Middle East operating extensive businesses in real estate, hospitality, retail and leisure & entertainment in 15 international markets, including the iconic Mall of the Emirates and the Carrefour franchise. From 2007 to 2009, Mr. Malas was Chief Executive Officer of Majid Al Futtaim Trust. Mr. Malas served as Regional Director, South Asia for the International Finance Corporation from 2004 to 2007. Mr. Malas is currently a board member of two listed companies – Mashreq Bank and National Cement Company in the UAE. Mr. Malas has lived in Lebanon, the United States, India, Egypt and the UAE. Mr. Malas is a CFA charter holder and holds an MBA from The George Washington University School of Business and a BA from the American University of Beirut.

Richard Berman, a director since July 2021, has a career spanning over 35 years in venture capital, senior management and merger and acquisitions. In the past five years, Mr. Berman has served as a director and/or officer of over a dozen public and private companies. From 2006-2011, Mr. Berman was Chairman of National Investment Managers, a company with $12 billion in pension administration assets. Mr. Berman currently serves as a director of four public healthcare companies: Cryoport Inc., BioVie, Inc., Context Therapuetics and Genius Group Ltd. Recently, Mr. Berman became a director of Comsovereign Holding Corp, a leader in the drone market. From 2002 to 2010, Mr. Berman was a director at Nexmed Inc. (now Apricus Biosciences, Inc.), where he also served as Chairman/CEO in 2008 and 2009. From 1998-2000, Mr. Berman was employed by Internet Commerce Corporation (now Easylink Services) as Chairman and CEO and served as director from 1998-2012. Previously, Mr. Berman worked at Goldman Sachs and was Senior Vice President of Bankers Trust Company, where he started the mergers and acquisitions and leveraged buyout departments, creating the largest battery company in the world in the 1980s by merging Prestolite, General Battery and Exide to form Exide Technologies (XIDE). Mr. Berman also helped to develop multiple buildings in Soho (NYC) and advised on over $4 billion of M&A transactions. Mr. Berman is a past Director of the Stern School of Business of NYU, where he obtained his B.S. and M.B.A. Mr. Berman also has US and foreign law degrees from Boston College and The Hague Academy of International Law, respectively.

Gavin Teo, a director since July 2021, has been a General Partner at Altara Ventures since September 2020, where he focuses on early-stage investments in Southeast Asia technology. From May 2016 to April 2020, Mr. Teo served as General Partner at B Capital Group, a global venture growth fund where he led the firm’s investment committee and managed investments in digital health and consumer internet. Earlier in his career, from February 2012 to May 2016, Mr. Teo was an investor at Comcast Ventures, and earlier a product manager at Zynga and a management consultant at Bain & Company. Mr. Teo currently serves on the boards of directors of Staffinc, a blue-collar job platform in Indonesia; Clevai Edtech Group, an education technology company in Vietnam; Med247, a primary care provider network in Vietnam; Saturdays, a lifestyle and eyewear brand in Indonesia; Kyan Therapeutics, a cancer diagnostics company in Singapore and Galen Growth, a global healthcare technology incubator. Mr. Teo previously served on the boards of Atomwise, AImotive, Bright.md, Fishbrain and SilverCloud Health. Mr. Teo earned his M.B.A. from The Wharton School of the University of Pennsylvania, where he graduated as a Palmer Scholar, and holds a B.A. in Economics from Claremont McKenna College.

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

Director Independence

The rules of Nasdaq require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which, in the opinion of the company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Iyad Malas, Richard Berman and Gavin Teo are “independent directors” as defined in Nasdaq’s listing standards and applicable SEC rules.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee.

Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below.

Audit Committee

We have established an audit committee of the board of directors. Iyad Malas, Richard Berman and Gavin Teo serve as members of our audit committee. Our board of directors has determined that each of Iyad Malas, Richard Berman and Gavin Teo are independent. Mr. Berman serves as the chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of Nasdaq and our board of directors has determined that Richard Berman qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of the Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the Initial Public Offering; and
●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

We have established a nominating committee of our board of directors. The members of our nominating committee are Iyad Malas, Richard Berman and Gavin Teo. Mr. Berman serves as chairman of the nominating committee. Our board of directors has determined that each of Iyad Malas, Richard Berman and Gavin Teo are independent.

We have adopted a nominating committee charter, which details the purpose and responsibilities of the nominating committee, including identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual general meeting or to fill vacancies on the board of directors.

Guidelines for selecting director nominees

The guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated:

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

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee also considers persons identified by its members, management, shareholders, investment bankers and others. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Iyad Malas, Richard Berman and Gavin Teo. Mr. Berman serves as chairman of the compensation committee.

Our board of directors has determined that each of Iyad Malas, Richard Berman and Gavin Teo are independent. We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s per formance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers; reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees; and
●	producing a report on executive compensation to be included in our annual proxy statement; and reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity Business	Affiliation
Asar Mashkoor	FIM Partners	Investment Management	Managing Director of Private Investments
Arif Mansuri	FIM Partners	Investment Management	Chief Operating Officer
Richard Berman	Cryoport Inc. Context Therapeutics BioVie Inc. Genius Group Ltd	Cryogenics Biotech Biotech EdTech	Director Director Director Director
Gavin Teo	Altara Ventures Staffinc Clevai Edtech Group Galen Growth Asia Pte. Ltd Med247 Saturdays Kyan Therapeutics	Venture Capital Enterprise Technology Education Technology Healthcare Technology Healthcare Technology Enterprise Technology Biotech	General Partner Director Director Director Director Director Director
Julie Abraham	FIM Partners	Investment Management	Chief Legal and Compliance Officer
Iyad Malas	Al Ghurair Group Mashreq Bank PSC National Cement Company PSC	Industry and Real Estate Banking Industry	Chief Executive Officer Director

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. Each of our executive officers and directors is engaged in several other business endeavors for which they may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.
●	Our Sponsor subscribed for Founder Shares prior to the date of the Initial Public Offering and purchased Private Placement Warrants in a transaction that closed simultaneously with the closing of the Initial Public Offering. Our Sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Additionally, our Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its Founder Shares if we fail to complete our initial business combination within the required time period. If we do not complete our initial business combination within the required time period, the Private Placement Warrants and the underlying securities will expire worthless. Except as described herein, our Sponsor and our management team have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, Private Placement Warrants and the Class A ordinary shares underlying such warrants, will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular partner business is an appropriate business with which to effectuate our initial business combination.
●	Our Sponsor may issue LLC units of the Sponsor entity to persons (including our management team) who have made extraordinary contributions to identifying and closing our initial business combination. In addition, each of Iyad Malas, Richard Berman and Gavin Teo holds an indirect contractual pecuniary interest in the Founder Shares reported by our Sponsor, entitling them to the economic value of 50,000, 31,250 and 31,250 Founder Shares, respectively, upon the consummation of a business combination. Any future awards are subjective and not based on any currently specified criteria. We will not bear any cost associated with these contractual pecuniary interests or this incentive pool nor are any shares of Frontier Investment Corp to be awarded in connection with such plan.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a partner business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. We may pay consulting, success or finder fees to our independent directors, members of our advisory committee, or their respective affiliates in connection with the consummation of our initial business combination. Further, commencing on the date our securities are first listed on Nasdaq, we will also reimburse our Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our Sponsor and each member of our management team have agreed to vote their Founder Shares and public shares purchased during or after the Initial Public Offering in favor of our initial business combination.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires executive officers, directors and persons who beneficially own more than 10% of a company’s ordinary shares (“ten-percent shareholders”) to file initial reports of ownership (Forms 3) and reports of changes in ownership (Forms 4 and 5) with the SEC. Based solely on our review of copies of such reports filed with the SEC and on written representations from our executive officers and directors, we believe that our executive officers, directors and ten-percent shareholders complied with all Section 16(a) filing requirements during our fiscal year ended December 31, 2022, with the exception that the Sponsor filed a Form 5 on February 15, 2023 to report its forfeiture of 750,000 Founder Shares on July 6, 2021 that occurred in connection with the underwriter of our Initial Public Offering electing not to exercise its overallotment option.

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

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay our Sponsor for office space, secretarial and administrative services provided to us in the amount of  $10,000 per month. Our Sponsor may also make payments on our behalf to our officers, directors and employees with our Sponsor for services related to identifying, investigating and completing an initial business combination. Our Sponsor has agreed to provide the independent directors with an indirect economic interest in its Founder Shares.

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

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management team’s motivation in identifying or selecting a partner business but we do not believe that the ability of our management team to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2023 by:

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

The beneficial ownership of our ordinary shares is based on 25,000,000 ordinary shares issued and outstanding as of March 31, 2023, consisting of 20,000,000 Class A ordinary shares and 5,000,000 Class B ordinary shares5.

		Approximate
	Number of	Percentage of
	Shares	Outstanding
	Beneficially	Ordinary
Name of Beneficial Owner(1)	Owned(2)(5)	Shares
Asar Mashkoor (4)	—
Arif Mansuri(3)(4)	5,000,000	20.0%
Iyad Malas (4)	—	0.0%
Julie Abraham (4)	—	0.0%
Richard Berman(4)	—	0.0%
Gavin Teo(4)	—	0.0%
All executive officers and as a group (six individuals)	—	0.0%
Five Percent Holders
Frontier Disruption Capital (3)	5,000,000	20.0%
*	Less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Frontier Investment Corp, 3411 Silverside Road, Tatnall Building #104, Wilmington, DE 19810.
(2)	Interests of Frontier Disruption Capital consist solely of Founder Shares, classified as Class B ordinary shares. Such shares are convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment.
(3)	Frontier Disruption Capital, our Sponsor, is the record holder of Founder Shares. All of the shares of our Sponsor are owned by FIM. Arif Mansuri is the Director of Frontier Disruption Capital and Chief Operating Officer of FIM and therefore has shared voting and investment power with FIM over the Class B ordinary shares held of record by Frontier Disruptions Capital. Arif Mansuri disclaims beneficial ownership of the securities held by Frontier Disruption Capital other than to the extent of any pecuniary interest he may have therein, directly or indirectly.
(4)	Each of these officers and director disclaims any beneficial ownership of any shares held by Frontier Disruption Capital other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Each of Iyad Malas, Richard Berman and Gavin Teo holds an indirect contractual pecuniary interest in the Founder Shares reported by our Sponsor, entitling them to the economic value of 50,000, 31,250 and 31,250 Founder Shares, respectively. Each of Asar Mashkoor, Arif Mansuri and Julie Abraham are employees of FIM and will be entitled to receive future compensation from FIM, including bonuses based on our performance and in connection with the completion of a business combination.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

As of the date hereof, our Sponsor holds 5,000,000 Founder Shares. On March 24, 2021, we issued to our sponsor 7,187,500 Founder Shares in consideration for our Sponsor paying certain offering and formation costs on behalf of the Company, which are Class B ordinary shares, for an aggregate purchase price of $25,000, or approximately $0.003 per share. On June 24, 2021, our Sponsor effected a surrender of 1,437,500 Founder Shares to us for no consideration, resulting in a decrease in the total number of Founder Shares outstanding from 7,187,500 to 5,750,000. Of the 5,750,000 Founder Shares outstanding, 750,000 shares were forfeited on July 6, 2021 because the underwriters of our Initial Public Offering did not exercise their over-allotment option. The Founder Shares will automatically convert into Class A ordinary shares upon the consummation of a business combination on a one-for-one basis, subject to adjustments.

Our Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a business combination or (B) subsequent to a business combination, (x) if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a business combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Administrative Services Agreement

Commencing on the date of the Initial Public Offering, we agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. The company incurred $117,742 and $60,000 of such fees for the period ended December 31, 2022 and 2021, respectively. There was $20,000 and $60,000 payable at December 31, 2022 and 2021, respectively.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“working capital loans”). Such working capital loans would be evidenced by promissory notes. The notes may be repaid upon completion of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a business combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. As of December 31, 2022, there was no amount outstanding under the working capital loans.

Advances from Related Party

The Sponsor paid certain formation and operating costs on behalf of the Company. The advances are due on demand and are non-interest bearing. In addition, the related party paid offering costs of $150,000 on behalf of the Sponsor, which amount was repaid in full. As of December 31, 2022, the amount due to the related party was $0.

Due to Sponsor

The Sponsor paid certain operating costs on behalf of the Company in the amount of $27,245. As of December 31, 2022 and 2021, the amount due to the Sponsor was $27,245.

Private Placement Warrants

The Sponsor purchased 6,125,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $6,125,000. The Private Placement Warrants are identical to the warrants sold as part of the Units sold in the Initial Public Offering, except that the Private Placement Warrants, so long as they are held by our Sponsor or its permitted transferees, (i) are not redeemable by the Company, (ii) may not, subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of our initial business combination (including the Class A ordinary shares issuable upon exercise of such Private Placement Warrants), (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights.

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

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a charter, providing for the review, approval and/or ratification of  “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Item 14. Principal Accountant Fees and Services.

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. For the year ended December 31, 2022 and for the period from February 23, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $59,637 and $131,325, respectively, for the services Marcum performed in connection with our Initial Public Offering, review of the financial information included in our Forms 10-Q for the respective periods and the audit of our December 31, 2022 and December 31, 2021 financial statements included in this Form 10-K.

Audit-Related Fees. For the year ended December 31, 2022 and for the period from February 23, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2022 and for the period from February 23, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

Pre-Approval Policy

Our audit committee was formed upon the completion of the Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements
(2)	Financial Statement Schedules:

None.

(3)	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

Exhibit Number	Description

3.1

Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 333-257033), filed with the Securities and Exchange Commission on July 7, 2021).

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

4.4

Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 333-257033), filed with the Securities and Exchange Commission on July 7, 2021).

4.5	Description of Securities of the Company
10.1

Insider Letter Agreements among the Registrant and its officers, directors, the Sponsor and other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-257033), filed with the Securities and Exchange Commission on July 7, 2021).

10.4

Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-257033), filed with the Securities and Exchange Commission on July 7, 2021).

10.5

Registration Rights Agreement between the Registrant and certain security holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 333-257033), filed with the Securities and Exchange Commission on July 7, 2021).

10.6

Securities Subscription Agreement, dated March 24, 2021 between the Registrant and the sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-257033), filed with the Securities and Exchange Commission on June 25, 2021).

10.7

Private Placement Warrants Purchase Agreement between the Registrant and the sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 333-257033), filed with the Securities and Exchange Commission on July 7, 2021).

10.8	Indemnity Agreements (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 333-257033), filed with the Securities and Exchange Commission on July 7, 2021).
10.9

Administrative Service Agreement between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 333-257033), filed with the Securities and Exchange Commission on July 7, 2021).

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

FRONTIER INVESTMENT CORP.

By:	/s/ Asar Mashkoor
	Name:	Asar Mashkoor
	Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Asar Mashkoor and Arif Mansuri, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Asar Mashkoor	Chief Executive Officer and Chairman (Principal Executive Officer)	March 31, 2023
Asar Mashkoor

/s/ Arif Mansuri	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2023
Arif Mansuri

/s/ Julie Abraham	Director	March 31, 2023
Julie Abraham

/s/ Richard Berman	Director	March 31, 2023
Richard Berman

/s/ Iyad Malas	Director	March 31, 2023
Iyad Malas

/s/ Gavin Teo	Director	March 31, 2023
Gavin Teo

FRONTIER INVESTMENT CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Frontier Investment Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Frontier Investment Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 23, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 23, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company currently has a mandatory liquidation date of July 6, 2023. The Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 31, 2023

FRONTIER INVESTMENT CORP

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$575,469	$1,226,108
Prepaid expenses	94,250	187,500
Total Current Assets	669,719	1,413,608

Prepaid expenses	—	94,250
Investments held in Trust Account	202,891,491	200,006,631

Total Assets	$203,561,210	$201,514,489

LIABILITIES, REDEEMBABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$2,687,545	$395,046
Due to Sponsor	47,245	27,245
Accrued offering costs	15,000	15,000
Total Current Liabilities	2,749,790	437,291

Derivative warranty liabilities	767,500	7,547,084
Deferred underwriting commission	7,000,000	7,000,000

Total Liabilities	10,517,290	14,984,375

COMMITMENTS AND CONTINGENCIES (Note 5)

Class A ordinary shares subject to possible redemption; 20,000,000 shares (at $10.14 and $10.00 per share)	202,891,491	200,000,000

Shareholders’ deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, -0- shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(9,848,071)	(13,470,386)
Total Shareholders’ Deficit	(9,847,571)	(13,469,886)
Total Liabilities and Shareholders’ Deficit	$203,561,210	$201,514,489

The accompanying notes are an integral part of the financial statements

FRONTIER INVESTMENT CORP

STATEMENT OF OPERATIONS

		For the
		Period from
		February 23,
		2021
	For the	(Inception)
	Year Ended	Through
	December 31,	December 31,
	2022	2021

Administrative fee – related party	$117,742	$60,000
General and administrative expenses	3,032,896	570,572
Total operating expenses	3,150,638	603,327

Other (expense) income
Interest income on assets held in Trust Account	2,884,860	6,631
Transaction costs allocable to derivative warrant liabilities	—	(383,507)
Change in fair value of derivative warrant liabilities	6,779,584	5,038,065
Total other income	9,664,444	4,661,189

Net income	$6,513,806	$4,030,617

Class A ordinary shares - Weighted average shares outstanding, basic and diluted	20,000,000	12,624,113

Class A ordinary shares - Basic and diluted net income per ordinary share	$0.26	$0.23

Class B ordinary shares - Weighted average shares outstanding, basic and diluted	5,000,000	5,000,000

Class B ordinary shares - Basic and diluted net income per ordinary share	$0.26	$0.23

The accompanying notes are an integral part of the financial statements

FRONTIER INVESTMENT CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 ANDFOR THE PERIOD FROM FEBRUARY 23, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B Ordinary
	Shares		Additional		Total
			Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, February 23, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor((1)	5,750,000	575	24,425	—	25,000

Cash received in excess of fair value of private placement warrants	—	—	189,875	—	189,875

Forfeiture of shares upon non exercise of underwriters’ over-allotment option	(750,000)	(75)	75	—	—

Accretion to redemption value of Class A ordinary shares	—	—	(214,375)	(17,501,003)	(17,715,378)
Net income	—	—	—	4,030,617	4,030,617

Balance, December 31, 2021	5,000,000	500	—	(13,470,386)	(13,469,886)

Remeasurement of Class A ordinary shares to redemption value				(2,891,491)	(2,891,491)

Net income				6,513,806	6,513,806

Balance, December 31, 2022	5,000,000	$500	$—	$(9,848,071)	$(9,847,571)
(1)

On June 24, 2021, the Sponsor surrendered and forfeited 1,437,500 founder shares for no consideration, following which the Sponsor held 5,750,000 founder shares. All share amounts have been retroactively restated to reflect this surrender.

The accompanying notes are an integral part of the financial statements

FRONTIER INVESTMENT CORP

STATEMENT OF CASH FLOWS

		For the
		Period From
		February 23,
	For the	2021
	Year	(inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
Cash flows from operating activities:
Net income	$6,513,806	$4,030,617
Transaction costs allocable to derivative warrant liabilities	—	383,507
Change in fair value of derivative warrant liabilities	(6,779,584)	(5,038,065)
Interest income on assets held in Trust Account	(2,884,860)	(6,631)
Changes in operating assets and liabilities:
Prepaid expenses	187,500	(281,750)
Accounts payable and accrued expenses	2,319,744	395,046
Due to Sponsor	20,000	27,245
Accrued offering costs	—	15,000
Net cash used in operating activities	(650,639)	(475,031)

Cash flows from investing activities:
Cash deposited into Trust Account	—	(200,000,000)
Net cash used in investing activities	—	(200,000,000)

Cash flows from financing activities:
Sale of units in Initial Public Offering, net	—	195,551,139
Sale of private placement warrants to sponsor	—	6,125,000
Proceeds from issuance of Class B ordinary shares to sponsor	—	25,000
Related party advances	—	125,000
Repayment of related party advances	—	(125,000)
Net cash provided by financing activities	—	201,701,139

Net change in cash	(650,939)	1,226,108
Cash at beginning of period	1,226,108	—
Cash at end of period	$575,469	$1,226,108

Non-cash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$2,891,491	—
Deferred underwriting commission	$—	$7,000,000
Initial classification of Class A ordinary shares subject to possible redemption	$—	$200,000,000
Initial classification of fair value of warrants	$—	$12,595,149

The accompanying notes are an integral part of the financial statements

FRONTIER INVESTMENT CORP

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the Company’s initial public offering (the ‘‘Initial Public Offering’’) and the Company’s search for a business combination target, further described below. The Company will not generate any operating revenues until after completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering and non-operating income or expense from the change in fair value of derivative warrant liabilities. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on June 30, 2021. On July 6, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the ordinary shares included in the Units offered, the “Public Shares”), generating gross proceeds of $200,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,125,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement transaction with Frontier Disruption Capital, a Cayman Islands exempted company (the “Sponsor”).

Following the closing of the Initial Public Offering on July 6, 2021, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”). The $200,000,000 was the result of an initial deposit of $201,948,755 on July 6, 2021 and a subsequent transfer from the Trust Account to the Company’s operating bank account for the excess amount of $1,948,755. The funds held in the Trust Account may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable, if any, on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management agreed that $10.00 per Unit sold in the Initial Public Offering, including proceeds of the sale of the Private Placement Warrants, would be held in the Trust Account and invested as described above.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (the “Articles”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as an adjustment to adjust the temporary equity to redemption amount. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, all of the Public Shares are redeemable and are classified as such on the condensed balance sheet until such date that a redemption event takes place.

The Company’s Articles states that it will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Company will have until 24 months from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the

Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity and Management’s Plan

As of December 31, 2022, the Company had cash of $575,469 and a working capital deficiency of $2,080,071.

In connection with the Company’s assessment of going concern considerations in accordance with Account Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation date (July 6, 2023) is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. Additionally, the Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one-year from the issuance date of these financial statements without additional funding. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

In February 2022, the Russian Federation commenced a military action with the country of Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 or 2021

Offering Costs Associated with an Initial Public Offering

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and December 31, 2021, all of the Class A ordinary shares subject to possible redemption in the amount of $202,891,491 and $200,000,000, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income per ordinary share. Accretion associated with the redeemable Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

The calculation of diluted income per share of ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

Class B Founder Shares subject to forfeiture are not included in weighted average shares outstanding until the forfeiture restrictions lapse.

	For the Year Ended
	December 31, 2022
	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$5,211,045	$1,302,761
Denominator:
Basic and diluted weighted average shares outstanding	20,000,000	5,000,000

Basic and diluted net income per ordinary share	$0.26	$0.26

	For the Period From February 23, 2021 (Inception)
	Through December 31, 2021
	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$2,887,122	$1,143,495
Denominator:
Basic and diluted weighted average shares outstanding	12,624,113	5,000,000

Basic and diluted net income per ordinary share	$0.23	$0.23

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

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $200,000,000. Each Unit consisted of one share of the Company’s Class A ordinary share, par value $0.0001 per share (the “Class A Ordinary Share”), and one-third of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole share of Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) to the Sponsor of an aggregate of 6,125,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($6,125,000). Each Private Placement Warrant is exercisable to purchase one Class A ordinary shares at a price of $11.50 per share, subject to adjustment.

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

NOTE 5 — RELATED PARTIES

Founder Shares

On March 24, 2021, the Sponsor received 7,187,500 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for paying deferred offering costs of $25,000. On June 24, 2021, the sponsor surrendered and forfeited 1,437,500 founder shares for no consideration, following which the Sponsor held 5,750,000 founder shares. All share amounts have been retroactively restated to reflect this surrender. The Founder Shares included an aggregate of up to 750,000 Founder Shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters’ over-allotment was not exercised, and, as such, the Sponsor forfeited 750,000 Founder Shares on July 6, 2021.

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

Commencing on the date the Units were first listed on Nasdaq, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $117,742 of such fees for the year ended December 31, 2022. There was $20,000 payable at December 31, 2022. The Company incurred $60,000 of such fees for the period ended December 31, 2021. There was $60,000 payable at December 31, 2021.

Advances from Related Party

The Sponsor paid certain formation and operating costs on behalf of the Company. These advances are due on demand and non-interest bearing. In addition, the related party paid offering costs of $150,000 on behalf of the Sponsor, which amount was repaid in full. As of December 31, 2022 and 2021, the amount due to the related party was $0.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and 2021, there was no amount outstanding under the Working Capital Loans.

Due to Sponsor

The Sponsor paid certain operating costs on behalf of the Company in the amount of $27,245. As of December 31, 2022 and 2021, the amount due to the Sponsor was $27,245.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022, there were no preferred shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were no Class A ordinary shares issued or outstanding that are classified within shareholders’ deficit.

Class B Ordinary Shares —The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On June 24, 2021, the sponsor surrendered and forfeited 1,437,500 Founder Shares for no consideration, following which the Sponsor held 5,750,000 Founder Shares. All share amounts have been retroactively restated to reflect this surrender. The underwriters’ over-allotment was not exercised and as such the Sponsor forfeited 750,000 Founder Shares. As such, as of December 31, 2022 and 2021, there were 5,000,000 Class B ordinary shares issued and outstanding.

Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors prior to the Business Combination. Holders of ordinary shares, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of our Initial Public Offering.

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

NOTE 8 — WARRANT LIABILITIES

Public Warrants may only be exercised for a whole number of shares and only whole warrants are tradable. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities	1	$202,891,491	$200,006,631

Liabilities:
Public warrant liability	1	$400,000	$3,933,334
Private warrant liability	3	$367,500	$3,613,750

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

The Company used a Monte Carlo simulation model to value the Public Warrants and a Black-Scholes model to value the Private Placement Warrants at the initial measurement date and the Private Placement Warrants at December 31, 2022. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A Ordinary Share and one-third of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B Ordinary Shares, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A Ordinary Shares subject to possible redemption (temporary equity), Class A Ordinary Shares (permanent equity) and Class B Ordinary Shares (permanent equity) based on their relative fair values at the initial measurement date. The Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. The Public Warrants were classified within Level 3 of the fair value hierarchy at July 6, 2021 due to the use of unobservable inputs. The Public Warrants were classified within Level 1 of the fair value hierarchy at the December 31, 2022 due to the use of quoted prices in active markets for identical liabilities. The range of key inputs into the Monte Carlo simulation model and the Black-Scholes model were as follows during the year ended December 31, 2022 and the period from February 23, 2021 (inception) through December 31, 2021:

	December 31,	December 31,	July 6,
	2022	2021	2021
Risk-free interest rate	3.91%	1.30%	0.97%
Expected life of grants	5.4 years	5.5 years	6.0 years
Expected volatility of underlying stock	3.7%	10.7%	15.0-16.0%
Dividends	0%	0%	0%
Probability of Business Combination	7.5%	100%	85%

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2022 and the period from February 23, 2021 (inception) through December 31, 2021:

	Fair Value	Fair Value
	Measurement	Measurement
	Using Level 3	Using Level 3
	Inputs	Inputs
	Total	Total
	2022	2021
Beginning Balance	$3,613,750	$—
Derivative liabilities recorded on issuance of derivative Warrants	—	12,395,124
Transfer of public warrants from Level 3 to Level 1	—	(3,743,309)
Change in fair value of derivative liabilities	(3,246,250)	(5,038,065)
Ending Balance	$367,500	$3,613,750

As of December 31, 2022, the derivative liability was $767,500. In addition, for the year ended December 31, 2022, the Company recorded $6,779,584 as a gain on the change in fair value of derivative warrant liabilities in the statements of operations.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.