Form 10-Q
period 2023-03-31
Frontier Investment Corp
filed 2023-05-15
CIK 1855693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-40570

FRONTIER INVESTMENT CORP
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3411 Silverside Road Tatnall Building #104 Wilmington, DE (Address of Principal Executive Offices)	19810 (Zip Code)

(302) 351-3367
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	FICVU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	FICV	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	FICVW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 15, 2023, there were 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

FRONTIER INVESTMENT CORP

Form 10-Q

For the Quarter Ended March 31, 2022

i

FRONTIER INVESTMENT CORP

BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$294,845	$575,469
Prepaid expenses	47,375	94,250
Total Current Assets	342,220	669,719

Prepaid expenses	—	—
Investments held in Trust Account	205,044,272	202,891,491

Total Assets	$205,386,492	$203,561,210
LIABILITIES, REDEEMBABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$2,750,658	$2,687,545
Due to Sponsor	77,245	47,245
Accrued offering costs	—	15,000
Total Current Liabilities	2,827,903	2,749,790

Derivative warrant liabilities	1,918,750	767,500
Deferred underwriting commission	7,000,000	7,000,000
Total Liabilities	11,746,653	10,517,290

COMMITMENTS AND CONTINGENCIES (Note 5)

Class A ordinary shares subject to possible redemption; 20,000,000 shares (at $10.25 and $10.14 per share)	205,044,272	202,891,491

Shareholders’ deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, -0- shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	—	—
Accumulated deficit	(11,404,933)	(9,848,071)
Total Shareholders’ Deficit	(11,404,433)	(9,847,571)
Total Liabilities and Shareholders’ Deficit	$205,386,492	$203,561,210

The accompanying notes are an integral part of the condensed unaudited financial statements

FRONTIER INVESTMENT CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2023	March 31, 2022

Administrative fee – related party	$30,000	$30,000
General and administrative expenses	375,612	988,520
Total operating expenses	405,612	1,018,520

Other (expense) income
Interest income on assets held in Trust Account	2,152,781	20,141
Change in fair value of derivative warrant liabilities	(1,151,250)	3,709,584
Total other income	1,001,531	3,729,725

Net income	$595,919	$2,711,205

Class A ordinary shares - Weighted average shares outstanding, basic and diluted	20,000,000	20,000,000

Class A ordinary shares - Basic and diluted net income per ordinary share	$0.02	$0.11

Class B ordinary shares - Weighted average shares outstanding, basic and diluted	5,000,000	5,000,000

Class B ordinary shares - Basic and diluted net income per ordinary share	$0.02	$0.11

The accompanying notes are an integral part of the unaudited condensed financial statements

FRONTIER INVESTMENT CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

	Class B Ordinary
	Shares		Additional		Total
			Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023	5,000,000	$500	$—	$(9,848,071)	$(9,847,571)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	(2,152,781)	(2,152,781)

Net income	—	—	—	595,919	595,919

Balance, March 31, 2023	5,000,000	$500	$—	$(11,404,933)	$(11,404,433)

	Class B Ordinary
	Shares		Additional		Total
			Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	5,000,000	$500	$—	$(13,470,386)	$(13,469,886)

Net income	—	—	—	2,711,205	2,711,205

Balance, March 31, 2022	5,000,000	$500	$—	$(10,759,181)	$(10,758,681)

The accompanying notes are an integral part of the unaudited condensed financial statements

FRONTIER INVESTMENT CORP

STATEMENTS OF CASH FLOWS

(unaudited)

	For the	For the
	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$595,919	$2,711,205
Transaction costs allocable to derivative warrant liabilities	—	—
Change in fair value of derivative warrant liabilities	1,151,250	(3,709,584)
Interest income on assets held in Trust Account	(2,152,781)	(20,141)
Changes in operating assets and liabilities:
Prepaid expenses	46,875	46,875
Accounts payable and accrued expenses	63,113	866,794
Due to Sponsor	30,000	—
Accrued offering costs	(15,000)	—
Net cash used in operating activities	(280,624)	(104,851)

Net change in cash	(280,624)	(104,851)
Cash at beginning of period	575,469	1,226,108
Cash at end of period	$294,845	$1,121,257

Non-cash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$2,152,781	—

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

As of March 31, 2023 the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the Company’s initial public offering (the ‘‘Initial Public Offering’’) and the Company’s search for a business combination target, further described below. The Company will not generate any operating revenues until after completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering and non-operating income or expense from the change in fair value of derivative warrant liabilities. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on June 30, 2021. On July 6, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the ordinary shares included in the Units offered, the “Public Shares”), generating gross proceeds of $200,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,125,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement transaction with Frontier Disruption Capital , a Cayman Islands exempted company (the “Sponsor”).

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

Liquidity and Management’s Plan

As of March 31, 2023, the Company had cash of $294,845 and a working capital deficiency of $2,485,683.

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

In the opinion of the Company’s management, the unaudited condensed financial statements as of March 31, 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2023 and its results of operations and cash flows for the three months ended March 31, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023 or any future interim period. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. Estimates requiring significant judgment in the fair value of warrants.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 or December 31, 2022

Offering Costs Associated with an Initial Public Offering

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, all of the Class A ordinary shares subject to possible redemption in the amount of $205,044,272 and $202,891,491, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per share of ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

Class B Founder Shares subject to forfeiture are not included in weighted average shares outstanding until the forfeiture restrictions lapse.

	For the Three Months
	Ended March 31, 2023
	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$476,735	$119,184
Denominator:
Basic and diluted weighted average shares outstanding	20,000,000	5,000,000

Basic and diluted net income per ordinary share	$0.02	$0.02

	For the Three Months
	Ended March 31, 2022
	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$2,168,964	$542,241
Denominator:
Basic and diluted weighted average shares outstanding	20,000,000	5,000,000

Basic and diluted net income per ordinary share	$0.11	$0.11

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

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $200,000,000. Each Unit consisted of one share of the Company's Class A ordinary share, par value $0.0001 per share (the "Class A Ordinary Share"), and one-third of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole share of Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

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

Commencing on the date the Units were first listed on Nasdaq, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 of such fees for the three months ended March 31, 2023 and 2022, respectively. There was $50,000 and $20,000 payable at March 31, 2023 and December 31, 2022, respectively.

Advances from Related Party

The Sponsor paid certain formation and operating costs on behalf of the Company. These advances are due on demand and non-interest bearing. In addition, the related party paid offering costs of $150,000 on behalf of the Sponsor, which amount was repaid in full. As of March 31, 2023 and December 31, 2022, the amount due to the related party was $0.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022, there was no amount outstanding under the Working Capital Loans.

Due to Sponsor

The Sponsor paid certain operating costs on behalf of the Company in the amount of $27,245. As of March 31, 2023 and December 31, 2022, the amount due to the Sponsor was $27,245.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023, there were no preferred shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding that are classified within shareholders’ deficit.

Class B Ordinary Shares —The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On June 24, 2021, the sponsor surrendered and forfeited 1,437,500 Founder Shares for no consideration, following which the Sponsor held 5,750,000 Founder Shares. All share amounts have been retroactively restated to reflect this surrender. The underwriters’ over-allotment was not exercised and as such the Sponsor forfeited 750,000 Founder Shares. As such, as of March 31, 2023 and December 31, 2022, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, on a one- for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of ordinary shares outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of Class A ordinary shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.

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

The “fair market value” of our Class A ordinary shares shall mean the volume-weighted average price of our Class A ordinary shares for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. We will provide our warrant holders with the final fair market value no later than one business day after the 10- day trading period described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

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

The accounting treatment of derivative financial instruments required that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. No events have occurred through March 31, 2023 that would result in a change to the warrants’ classification.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2023	2022
Assets:
Marketable securities	1	$205,044,272	$202,891,491

Liabilities:
Public warrant liability	1	$1,000,000	$400,000
Private warrant liability	3	$918,750	$367,500

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

The Company used a Monte Carlo simulation model to value the Public Warrants and a Black-Scholes model to value the Private Placement Warrants at the initial measurement date and the Private Placement Warrants at March 31, 2023. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A Ordinary Share and one- third of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B Ordinary Shares, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A Ordinary Shares subject to possible redemption (temporary equity), Class A Ordinary Shares (permanent equity) and Class B Ordinary Shares (permanent equity) based on their relative fair values at the initial measurement date. The Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. The Public Warrants were classified within Level 3 of the fair value hierarchy at July 6, 2021 due to the use of unobservable inputs. The Public Warrants were classified within Level 1 of the fair value hierarchy at the March 31, 2023 due to the use of quoted prices in active markets for identical liabilities. The range of key inputs into the Monte Carlo simulation model and the Black-Scholes model were as follows during the three months ended March 31, 2023 and for the years ended December 31, 2022:

	March 31,	December 31,
	2023	2022
Risk-free interest rate	3.53%	3.91%
Expected life of grants	5.26 years	5.4 years
Expected volatility of underlying stock	2.0%	3.7%
Dividends	0%	0%
Probability of Business Combination	22%	7.5%

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2023 and 2022:

	Fair Value	Fair Value
	Measurement	Measurement
	Using Level 3	Using Level 3
	Inputs	Inputs
	Total	Total
	2023	2022
Beginning Balance	$367,500	$3,613,750
Derivative liabilities recorded on issuance of derivative Warrants	—	—
Transfer of public warrants from Level 3 to Level 1	—	—
Change in fair value of derivative liabilities	551,250	(3,246,250)
Ending Balance	$918,750	$367,500

As of March 31, 2023 and December 31, 2022, the derivative liability was $918,750 and $367,500, respectively. In addition, for the three months ended March 31, 2023 and 2022, the Company recorded $1,151,250 and $3,709,584, respectively, as a loss and gain, respectively on the change in fair value of derivative warrant liabilities in the statements of operations.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of approximately $595,919, which consisted of change in fair value of warrant liabilities of $1,151,250 and interest income of $2,152,781 partially offset by general and administrative expenses of approximately $405,612. For the three months ended March 31, 2022, we had a net income of approximately $2,711,205, which consisted of change in fair value of warrant liabilities of $3,709,584 and interest income of $20,141, partially offset by general and administrative expenses of approximately $1,018,520.

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

At March 31, 2023, we held $294,845 inside our operating bank account and working capital deficiency of $2,485,683. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective partner businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023 . We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any nonfinancial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023, all of the shares of Class A ordinary shares subject to possible redemption in the amount of $205,044,272 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our internal control over financial reporting did not result in effective controls to properly evaluate the accounting and reporting under US GAAP for complex equity transactions. This lack of control led to improper accounting classification of certain Class A ordinary shares we issued in July 2021 as part of the Initial Public Offering which, due to its impact on our previously issued financial statements, we determined to be a material weakness. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023 , as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, and considering the material weakness described above, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Form 10-K filed with the SEC on March 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 31, 2023, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**

Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2023
FRONTIER INVESTMENT CORP.

	By:	/s/ Asar Mashkoor
		Name:	Asar Mashkoor
		Title:	Chief Executive Officer and Chairman of the Board of
Directors (Principal Executive Officer)