Form 10-Q
period 2023-06-30
Frontier Investment Corp
filed 2023-08-17
CIK 1855693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 17, 2023, there were 7,733,695 Class A ordinary shares, par value $0.0001 per share, and one Class B ordinary share, par value $0.0001 per share, issued and outstanding.

FRONTIER INVESTMENT CORP

Form 10-Q

For the Quarter Ended June 30, 2023

i

FRONTIER INVESTMENT CORP

BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash	$204,654	$575,469
Prepaid expenses	150,000	94,250
Total Current Assets	354,654	669,719

Investments held in Trust Account	207,488,992	202,891,491

Total Assets	$207,843,646	$203,561,210
LIABILITIES, REDEEMBABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$3,044,194	$2,687,545
Funds payable to redeemed Class A ordinary shareholders	179,054,777	—
Due to Sponsor	107,245	47,245
Accrued offering costs	—	15,000
Total Current Liabilities	182,206,216	2,749,790

Derivative warrant liabilities	3,197,917	767,500
Deferred underwriting commission	7,000,000	7,000,000
Total Liabilities	192,404,133	10,517,290

COMMITMENTS AND CONTINGENCIES (Note 5)

Class A ordinary shares subject to possible redemption; 7,733,695 and 20,000,000 shares as of June 30, 2023 and December 31, 2022	28,434,215	202,891,491

Shareholders’ deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding (excluding 7,733,695 and 20,000,000 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 1 and 5,000,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	500
Additional paid-in capital	—	—
Accumulated deficit	(12,994,703)	(9,848,071)
Total Shareholders’ Deficit	(12,994,702)	(9,847,571)
Total Liabilities and Shareholders’ Deficit	$207,843,646	$203,561,210

The accompanying notes are an integral part of the condensed unaudited financial statements

FRONTIER INVESTMENT CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Administrative fee – related party	$30,000	$30,000	$60,000	$60,000
General and administrative expenses	281,102	1,543,459	656,714	2,531,979
Total operating expenses	(311,102)	(1,573,459)	(716,714)	(2,591,979)

Other income
Interest income on assets held in Trust Account	2,444,720	270,076	4,597,501	290,217
Change in fair value of derivative warrant liabilities	(1,279,167)	2,880,834	(2,430,417)	6,590,418
Total other income	1,165,553	3,150,910	2,167,084	6,880,635

Net income	$854,451	$1,577,451	$1,450,370	$4,288,656

Class A Ordinary Shares – Weighted average shares outstanding, basic and diluted	19,865,205	20,000,000	19,932,230	20,000,000

Class A Ordinary Shares – Basic and diluted net income per ordinary share	$0.03	$0.06	$0.06	$0.17

Class B Ordinary Shares – Weighted average shares outstanding, basic and diluted	4,945,055	5,000,000	4,972,376	5,000,000

Class B Ordinary Shares – Basic and diluted net income per ordinary share	$0.03	$0.06	$0.06	$0.17

The accompanying notes are an integral part of the unaudited condensed financial statements

FRONTIER INVESTMENT CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2023 and 2022

(unaudited)

	Class B Ordinary
	Shares		Additional		Total
			Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023	5,000,000	$500	$—	$(9,848,071)	$(9,847,571)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	(2,152,781)	(2,152,781)

Net income	—	—	—	595,919	595,919

Balance, March 31, 2023	5,000,000	500	—	(11,404,933)	(11,404,433)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	(2,444,720)	(2,444,720)

Exchange of Class B ordinary shares for Class A ordinary shares	(4,999,999)	(499)	—	499	—

Net income	—	—	—	854,451	854,451

Balance, June 30, 2023	1	$1	$—	$(12,994,703)	$(12,994,702)

	Class B Ordinary
	Shares		Additional		Total
			Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	5,000,000	$500	$—	$(13,470,386)	$(13,469,886)

Net income	—	—	—	2,711,205	2,711,205

Balance, March 31, 2022	5,000,000	500	—	(10,759,181)	(10,758,681)

Remeasurement of Class A ordinary shares to	—	—	—	(296,848)	(296,848)

Net income	—	—	—	1,577,451	1,577,451

Balance, June 30, 2022	5,000,000	$500	$—	$(9,478,578)	$(9,478,078)

The accompanying notes are an integral part of the unaudited condensed financial statements

FRONTIER INVESTMENT CORP

STATEMENTS OF CASH FLOWS

(unaudited)

	For the	For the
	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,450,370	$4,288,656
Change in fair value of derivative warrant liabilities	2,430,417	(6,590,418)
Interest income on assets held in Trust Account	(4,597,501)	(290,217)
Changes in operating assets and liabilities:
Prepaid expenses	(55,750)	93,750
Due to Sponsor	60,000	—
Accounts payable and accrued expenses	356,649	2,161,472
Accrued offering costs	(15,000)	—
Net cash used in operating activities	(370,815)	(336,757)

Net change in cash	(370,815)	(336,757)
Cash at beginning of period	575,469	1,226,108
Cash at end of period	$204,654	$889,351

Non-cash financing activities:
Reclassification of redeemed Class A ordinary shares	$179,054,777	$—
Remeasurement of Class A ordinary shares subject to possible redemption	$4,597,501	$296,848

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

As of June 30, 2023 the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the Company’s initial public offering (the ‘‘Initial Public Offering’’) and the Company’s search for a business combination target, further described below. The Company will not generate any operating revenues until after completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering and non-operating income or expense from the change in fair value of derivative warrant liabilities. The Company has selected December 31 as its fiscal year end.

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

On June 29, 2023 as approved by its shareholders at an extraordinary general meeting held on June 29, 2023 (the “Special Meeting”), the Company, and its trustee, Continental Stock Transfer & Trust Company (the “Trustee”), signed an amendment to the investment management trust agreement dated as of July 6, 2021 (the “Trust Agreement”), to extend the time to complete a business combination from July 6, 2023 (the “Termination Date”) to July 6, 2024, as approved by the Company’s shareholders in accordance with the Company’s amended and Amended and Restated Memorandum of Association and Articles of Association (the “Articles of Association”). At the Special Meeting, the shareholders of the Company approved a special resolution to the Articles of Association to extend the time to consummate a business combination until July 6, 2024.

In connection with the shareholders’ vote at the Special Meeting of shareholders held by the Company on June 29, 2023, 17,266,304 Class A Shares were tendered for redemption, leaving 2,733,696 Class A Shares. As a result, on July 11, 2023, $179,054,777 (approximately $10.37 per share) was removed from the Company’s trust account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date.

The balance payable to redeemed shareholders as of June 30, 2023 is included in Funds payable to redeemed Class A ordinary shareholders on the unaudited condensed balance sheet.

On June 29, 2023, the Company issued an aggregate of 4,999,999 shares of its Class A Shares to the Sponsor and the holder of the Company’s Class B Shares, upon the conversion of an equal number of Class B Shares (the “Conversion”). The 4,999,999 Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering.

Following the Conversion and the redemptions, there were 7,733,695 Class A Shares issued and outstanding and one Class B Share issued and outstanding. As a result of the Conversion, the Sponsor holds approximately 65% of the Company’s outstanding Class A Shares.

Liquidity and Management’s Plan

As of June 30, 2023, the Company had cash of $204,654 and a working capital deficiency of $2,796,785.

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

In the opinion of the Company’s management, the unaudited condensed financial statements as of June 30, 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2023 and its results of operations and cash flows for the three and six months ended June 30, 2023. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023 or any future interim period. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 or December 31, 2022

Offering Costs Associated with an Initial Public Offering

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, all of the Class A ordinary shares subject to possible redemption in the amount of $28,434,215 and $202,891,491, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The balance payable to redeemed shareholders as of June 30, 2023 is included in Funds payable to redeemed Class A ordinary shareholders on the Company’s unaudited condensed balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per share of ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

Class B Founder Shares subject to forfeiture are not included in weighted average shares outstanding until the forfeiture restrictions lapse.

	For the Three Months		For the Six Months
	Ended June 30, 2023		Ended June 30, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:	$684,146	$170,305	$1,160,794	$289,576
Allocation of net income
Denominator:
Basic and diluted weighted average ordinary shares outstanding	19,865,205	4,945,055	19,932,230	4,972,376
Basic and diluted net income per ordinary share	$0.03	$0.03	$0.06	$0.06

	For the Three Months		For the Six Months
	Ended June 30, 2022		Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:	$1,261,961	$315,490	$3,430,925	$857,731
Allocation of net income
Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.17	$0.17

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

Commencing on the date the Units were first listed on Nasdaq, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $60,000 of such fees for the three and six months ended June 30, 2023 and 2022, respectively. There was $80,000 and $20,000 payable at June 30, 2023 and December 31, 2022, respectively.

Advances from Related Party

The Sponsor paid certain formation and operating costs on behalf of the Company. These advances are due on demand and non-interest bearing. In addition, the related party paid offering costs of $150,000 on behalf of the Sponsor, which amount was repaid in full. As of June 30, 2023 and December 31, 2022, the amount due to the related party was $0.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2023 and December 31, 2022, there was no amount outstanding under the Working Capital Loans.

Due to Sponsor

The Sponsor paid certain operating costs on behalf of the Company in the amount of $27,245. As of June 30, 2023 and December 31, 2022, the amount due to the Sponsor was $27,245.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding that are classified within shareholders’ deficit.

Class B Ordinary Shares —The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On June 24, 2021, the sponsor surrendered and forfeited 1,437,500 Founder Shares for no consideration, following which the Sponsor held 5,750,000 Founder Shares. All share amounts have been retroactively restated to reflect this surrender. The underwriters’ over-allotment was not exercised and as such the Sponsor forfeited 750,000 Founder Shares. On June 29, 2023 the Sponsor exchanged 4,999,999 Class B ordinary shares for 4,999,999 Class A ordinary shares. As such, as of June 30, 2023 and December 31, 2022, there were 1 and 5,000,000, respectively, Class B ordinary shares issued and outstanding.

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

The Public Warrants are exercisable for $11.50 per share, subject to adjustment as described herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial business combination (net of redemptions), and (z) the volume-weighted average trading price of our ordinary shares during the 20 trading day period starting on the trading day after the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described below under “Redemption of warrants when the price per Class A ordinary share equal or exceed $10.00” and “Redemption of Warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

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

The accounting treatment of derivative financial instruments required that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. No events have occurred through June 30, 2023 that would result in a change to the warrants’ classification.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2023	2022
Assets:
Marketable securities	1	$207,488,992	$202,891,491

Liabilities:
Public warrant liability	1	$1,666,667	$400,000
Private warrant liability	3	$1,531,250	$367,500

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

The Company used a Monte Carlo simulation model to value the Public Warrants and a Black-Scholes model to value the Private Placement Warrants at the initial measurement date and the Private Placement Warrants at June 30, 2023. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A Ordinary Share and one- third of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B Ordinary Shares, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A Ordinary Shares subject to possible redemption (temporary equity), Class A Ordinary Shares (permanent equity) and Class B Ordinary Shares (permanent equity) based on their relative fair values at the initial measurement date. The Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. The Public Warrants were classified within Level 3 of the fair value hierarchy at July 6, 2021 due to the use of unobservable inputs. The Public Warrants were classified within Level 1 of the fair value hierarchy at the June 30, 2023 due to the use of quoted prices in active markets for identical liabilities. The range of key inputs into the Monte Carlo simulation model and the Black-Scholes model were as follows during the six months ended June 30, 2023 and for the years ended December 31, 2022:

	June 30,	December 31,
	2023	2022
Risk-free interest rate	4.01%	3.91%
Expected life of grants	5.51 years	5.4 years
Expected volatility of underlying stock	5.0%	3.7%
Dividends	0%	0%
Probability of Business Combination	20%	7.5%

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2023 and 2022:

	Fair Value	Fair Value
	Measurement	Measurement
	Using Level 3	Using Level 3
	Inputs	Inputs
	Total	Total
	2023	2022
Beginning Balance	$367,500	$3,613,750
Derivative liabilities recorded on issuance of derivative Warrants	—	—
Transfer of public warrants from Level 3 to Level 1	—	—
Change in fair value of derivative liabilities	1,163,750	(3,246,250)
Ending Balance	$1,531,250	$367,500

As of June 30, 2023 and December 31, 2022, the derivative liability was $3,197,917 and $767,500, respectively. In addition, for the three and six months ended June 30, 2023, the Company recorded $1,279,167 and $2,430,417, respectively, as a loss on the change in fair value of derivative warrant liabilities in the statements of operations. For the three and six months ended June 30, 2022, the Company recorded $2,880,834 and $6,590,418, respectively, as a gain on the change in fair value of derivative warrant liabilities in the statements of operations.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On June 29, 2023 as approved by its shareholders at an extraordinary general meeting held on June 29, 2023 (the “Special Meeting”), the Company, and its trustee, Continental Stock Transfer & Trust Company (the “Trustee”), signed an amendment to the investment management trust agreement dated as of July 6, 2021 (the “Trust Agreement”), to extend the time to complete a business combination from July 6, 2023 (the “Termination Date”) to July 6, 2024, as approved by the Company’s shareholders in accordance with the Company’s amended and Amended and Restated Memorandum of Association and Articles of Association (the “Articles of Association”). At the Special Meeting, the shareholders of the Company approved a special resolution to the Articles of Association to extend the time to consummate a business combination until July 6, 2024.

In connection with the shareholders’ vote at the Special Meeting of shareholders held by the Company on June 29, 2023, 17,266,304 Class A Shares were tendered for redemption, leaving 2,733,696 Class A Shares. As a result, on July 11, 2023, $179,054,777 (approximately $10.37 per share) was removed from the Company’s trust account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date.

On June 29, 2023, the Company issued an aggregate of 4,999,999 shares of its Class A Shares to the Sponsor and the holder of the Company’s Class B Shares, upon the conversion of an equal number of Class B Shares (the “Conversion”). The 4,999,999 Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering.

Following the Conversion and the redemptions, there were 7,733,695 Class A Shares issued and outstanding and one Class B Share issued and outstanding. As a result of the Conversion, the Sponsor holds approximately 65% of the Company’s outstanding Class A Shares.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net income of approximately $854,451, which consisted of change in fair value of warrant liabilities of $1,279,167 and interest income of $2,444,720 partially offset by general and administrative expenses of approximately $311,102.

For the three months ended June 30, 2022, we had a net income of $1,577,451, which consisted of change in fair value of warrant liabilities of $2,880,834 and interest income of $270,076, partially offset by general and administrative expenses of $1,573,459.

For the six months ended June 30, 2023, we had a net income of approximately $1,450,370, which consisted of change in fair value of warrant liabilities of $2,430,417 and interest income of $4,597,501 partially offset by general and administrative expenses of approximately $716,714.

For the six months ended June 30, 2022, we had a net income of $4,288,656, which consisted of change in fair value of warrant liabilities of $6,590,418 and interest income of $290,217, partially offset by general and administrative expenses of $2,591,979.

Liquidity and Going Concern

On July 6, 2021, we consummated our Initial Public Offering of 20,000,000 units, at $10.00 per unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement Transaction in which the Sponsor purchased 6,125,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $6,125,000.

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

At June 30, 2023, we held $204,654 inside our operating bank account and working capital deficiency of $2,796,785. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective partner businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

The Company’s mandatory liquidation date is July 6, 2024.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023 . We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any nonfinancial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023, all of the shares of Class A ordinary shares subject to possible redemption in the amount of $28,434,215 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income per ordinary share. Remeasurement associated with the redeemable shares of Class A ordinary share is excluded from income per ordinary share as the redemption value approximates fair value. The calculation of diluted income per share of ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our internal control over financial reporting did not result in effective controls to properly evaluate the accounting and reporting under US GAAP for complex equity transactions. This lack of control led to improper accounting classification of certain Class A ordinary shares we issued in July 2021 as part of the Initial Public Offering which, due to its impact on our previously issued financial statements, we determined to be a material weakness. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023 , as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, and considering the material weakness described above, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
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

August 17, 2023
FRONTIER INVESTMENT CORP.

	By:	/s/ Asar Mashkoor
		Name:	Asar Mashkoor
		Title:	Chief Executive Officer and Chairman of the Board of
Directors (Principal Executive Officer)