Form 10-Q
period 2023-09-30
Frontier Investment Corp
filed 2023-11-22
CIK 1855693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 21, 2023, there were 7,733,695 Class A ordinary shares, par value $0.0001 per share, and one Class B ordinary share, par value $0.0001 per share, issued and outstanding.

FRONTIER INVESTMENT CORP

Form 10-Q

For the Quarter Ended September 30, 2023

i

FRONTIER INVESTMENT CORP

BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash	$367,640	$575,469
Prepaid expenses	112,500	94,250
Total Current Assets	480,140	669,719

Investments held in Trust Account	29,011,880	202,891,491

Total Assets	$29,492,020	$203,561,210
LIABILITIES, REDEEMBABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$3,131,216	$2,687,545
Due to Sponsor	137,245	47,245
Note payable – related party; at fair value (cost - $500,000 and $0)	382,934	—
Accrued offering costs	—	15,000
Total Current Liabilities	3,651,395	2,749,790

Derivative warrant liabilities	1,535,000	767,500
Deferred underwriting commission	7,000,000	7,000,000
Total Liabilities	12,186,395	10,517,290

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption; 7,733,695 and 20,000,000 shares as of September 30, 2023 and December 31, 2022, respectively	29,011,880	202,891,491

Shareholders’ deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding (excluding 7,733,695 and 20,000,000 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 1 and 5,000,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	500
Additional paid-in capital	—	—
Accumulated deficit	(11,706,255)	(9,848,071)
Total Shareholders’ Deficit	(11,706,255)	(9,847,571)
Total Liabilities and Shareholders’ Deficit	$29,492,020	$203,561,210

The accompanying notes are an integral part of the condensed unaudited financial statements

FRONTIER INVESTMENT CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Administrative fee – related party	$30,000	$30,000	$90,000	$90,000
General and administrative expenses	461,536	316,869	1,118,250	2,848,848
Total operating expenses	(491,536)	(346,869)	(1,208,250)	(2,938,848)

Other income
Interest income on assets held in Trust Account	578,665	902,748	5,176,166	1,192,965
Change in fair value of note payable	(432)	—	(432)	—
Change in fair value of derivative warrant liabilities	1,662,917	(66,667)	(767,500)	6,523,751
Total other income	2,241,150	836,081	4,408,234	7,716,716

Net income	$1,749,614	$489,212	$3,199,984	$4,777,868

Class A Ordinary Shares – Weighted average shares outstanding, basic and diluted	7,733,695	20,000,000	15,821,369	20,000,000

Class A Ordinary Shares – Basic and diluted net income per ordinary share	$0.23	$0.02	$0.17	$0.19

Class B Ordinary Shares – Weighted average shares outstanding, basic and diluted	1	5,000,000	3,296,704	5,000,000

Class B Ordinary Shares – Basic and diluted net income per ordinary share	$0.23	$0.02	$0.17	$0.19

The accompanying notes are an integral part of the unaudited condensed financial statements

FRONTIER INVESTMENT CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2023 and 2022

(unaudited)

	Class B Ordinary
	Shares		Additional		Total
			Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023	5,000,000	$500	$—	$(9,848,071)	$(9,847,571)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	(2,152,781)	(2,152,781)

Net income	—	—	—	595,919	595,919

Balance, March 31, 2023	5,000,000	500	—	(11,404,933)	(11,404,433)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	(2,444,720)	(2,444,720)

Exchange of Class B ordinary shares for Class A ordinary shares	(4,999,999)	(500)	—	500	—

Net income	—	—	—	854,451	854,451

Balance, June 30, 2023	1	—	—	(12,994,702)	(12,994,702)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	(578,665)	(578,665)

Excess of fair value at issuance over proceeds of note payable	—	—	—	117,498	117,498

Net income	—	—	—	1,749,614	1,749,614

Balance, September 30, 2023	1	$—	$—	$(11,706,255)	$(11,706,255)

	Class B Ordinary
	Shares		Additional		Total
			Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	5,000,000	$500	$—	$(13,470,386)	$(13,469,886)

Net income	—	—	—	2,711,205	2,711,205

Balance, March 31, 2022	5,000,000	500	—	(10,759,181)	(10,758,681)

Accretion of Class A ordinary shares to Redemption Value	—	—	—	(296,848)	(296,848)

Net income	—	—	—	1,577,451	1,577,451

Balance, June 30, 2022	5,000,000	500	—	(9,478,578)	(9,478,078)

Accretion of Class A ordinary shares to Redemption Value	—	—	—	(902,748)	(902,748)

Net income	—	—	—	489,212	489,212

Balance, September 30, 2022	5,000,000	$500	$—	$(9,892,114)	$(9,891,614)

The accompanying notes are an integral part of the unaudited condensed financial statements

FRONTIER INVESTMENT CORP

STATEMENTS OF CASH FLOWS

(unaudited)

	For the	For the
	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$3,199,984	$4,777,868
Change in fair value of derivative warrant liabilities	767,500	(6,523,751)
Gain on change in fair value of note payable – related party	432
Interest income on assets held in Trust Account	(5,176,166)	(1,192,965)
Changes in operating assets and liabilities:
Prepaid expenses	(18,250)	140,625
Accounts payable and accrued expenses	443,671	2,335,169
Due to sponsor	90,000
Accrued offering costs	(15,000)	—
Net cash used in operating activities	(707,829)	(463,054)

Cash flows from investing activities:
Cash deposited into trust account	179,055,777	—
Net cash provided by investing activities	179,055,777	—

Cash flows from financing activities
Redemption of Class A common stock	(179,055,777)	—
Proceeds from note payable – related party	500,000	—
Net cash used in financing activities	(178,555,777)	—

Net change in cash	(207,829)	(463,054)
Cash at beginning of period	575,469	1,226,108
Cash at end of period	$367,640	$763,054

Non-cash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$5,176,166	$1,199,596

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

As of September 30, 2023 the Company had not commenced any operations. All activity for the period from February 23, 2021 (inception) through September 30, 2023 relates to the Company’s formation, the Company’s initial public offering (the ‘‘Initial Public Offering’’) and the Company’s search for a business combination target, further described below. The Company will not generate any operating revenues until after completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering and non-operating income or expense from the change in fair value of derivative warrant liabilities. The Company has selected December 31 as its fiscal year end.

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

The balance payable to redeemed shareholders as of September 30, 2023 is included in Funds payable to redeemed Class A ordinary shareholders on the unaudited condensed balance sheet.

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

Liquidity and Management’s Plan

As of September 30, 2023, the Company had cash of $367,640 and a working capital deficiency of $3,171,255.

In connection with the Company’s assessment of going concern considerations in accordance with Account Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation date (July 6, 2024) is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. Additionally, the Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one-year from the issuance date of these financial statements without additional funding. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

In the opinion of the Company’s management, the unaudited condensed financial statements as of September 30, 2023 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2023 and its results of operations and cash flows for the three and nine months ended September 30, 2023. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023 or any future interim period. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 or December 31, 2022

Offering Costs Associated with an Initial Public Offering

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, all of the Class A ordinary shares subject to possible redemption in the amount of $29,011,880 and $202,891,491, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The balance payable to redeemed shareholders as of September 30, 2023 is included in Funds payable to redeemed Class A ordinary shareholders on the Company’s unaudited condensed balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per share of ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

Class B Founder Shares subject to forfeiture are not included in weighted average shares outstanding until the forfeiture restrictions lapse.

	For the Three Months		For the Nine Months
	Ended September 30, 2023		Ended September 30, 2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:	$1,749,613	$1	$2,648,182	$551,802
Allocation of net income
Denominator:
Basic and diluted weighted average ordinary shares outstanding	7,733,695	1	15,821,369	3,296,704
Basic and diluted net income per ordinary share	$0.23	$0.23	$0.17	$0.17

	For the Three Months		For the Nine Months
	Ended September 30, 2022		Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:	$391,370	$97,842	$3,822,294	$955,574
Allocation of net income
Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000
Basic and diluted net income per ordinary share	$0.02	$0.02	$0.19	$0.19

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

Administrative Services Agreement

Commencing on the date the Units were first listed on Nasdaq, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $30,000 of such fees for the three months ended September 30, 2023 and 2022, respectively. The Company incurred $90,000 and $90,000 of such fees for the nine months ended September 30, 2023 and 2022, respectively. There was $110,000 and $20,000 payable at September 30, 2023 and December 31, 2022, respectively.

Advances from Related Party

The Sponsor paid certain formation and operating costs on behalf of the Company. These advances are due on demand and non-interest bearing. In addition, the related party paid offering costs of $150,000 on behalf of the Sponsor, which amount was repaid in full. As of September 30, 2023 and December 31, 2022, the amount due to the related party was $0.

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

On September 25, 2023, Company issued one unsecured promissory note (the “Note”) in an amount of $500,000, to the Sponsor, for working capital. The Note does not bear interest and matures at such time the Company consummates a business combination. At the option of the Sponsor, the principal amount of the Note may be paid in cash or convertible into private placement warrants at $1.00 per warrant, such warrants being the same as those issued to the Sponsor in the private placement which closed contemporaneously with the initial public offering on June 30, 2021. Each warrant entitles the holder thereof to purchase one Class A ordinary share at a price of  $11.50 per share, subject to adjustment, terms and limitations.The Company elected the fair value option for the Note. The Company recorded a benefit in the Statement of Change in Shareholders’ Deficit of $117,498 upon issuance of the note and loss on change in fair value of $432 related to the remeasurement at September 30, 2023.As of September 30, 2023 and December 31, 2022, there was $500,000 and $0, respectively, outstanding under the Working Capital Loans. As of September 30, 2023 and December 31, 2022, the fair value was $382,934 and $0, respectively, outstanding under the Working Capital Loans.

Due to Sponsor

The Sponsor paid certain operating costs on behalf of the Company in the amount of $27,245. As of September 30, 2023 and December 31, 2022, the amount due to the Sponsor was $137,245 and $47,245, respectively.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding that are classified within shareholders’ deficit.

Class B Ordinary Shares —The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. On June 24, 2021, the sponsor surrendered and forfeited 1,437,500 Founder Shares for no consideration, following which the Sponsor held 5,750,000 Founder Shares. All share amounts have been retroactively restated to reflect this surrender. The underwriters’ over-allotment was not exercised and as such the Sponsor forfeited 750,000 Founder Shares. On June 29, 2023 the Sponsor exchanged 4,999,999 Class B ordinary shares for 4,999,999 Class A ordinary shares. As such, as of September 30, 2023 and December 31, 2022, there were 1 and 5,000,000, respectively, Class B ordinary shares issued and outstanding.

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

The accounting treatment of derivative financial instruments required that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. No events have occurred through September 30, 2023 that would result in a change to the warrants’ classification.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2023	2022
Assets:
Marketable securities	1	$29,011,880	$202,891,491

Liabilities:
Public warrant liability	1	$800,000	$400,000
Private warrant liability	3	$735,000	$367,500
Note payable – related party; at fair value	3	$382,934	$—

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

The Company used a Monte Carlo simulation model to value the Public Warrants and a Black-Scholes model to value the Private Placement Warrants at the initial measurement date and the Private Placement Warrants at September 30, 2023. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A Ordinary Share and one- third of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B Ordinary Shares, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A Ordinary Shares subject to possible redemption (temporary equity), Class A Ordinary Shares (permanent equity) and Class B Ordinary Shares (permanent equity) based on their relative fair values at the initial measurement date. The Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. The Public Warrants were classified within Level 3 of the fair value hierarchy at July 6, 2021 due to the use of unobservable inputs. The Public Warrants were classified within Level 1 of the fair value hierarchy at the September 30, 2023 due to the use of quoted prices in active markets for identical liabilities. The range of key inputs into the Monte Carlo simulation model and the Black-Scholes model were as follows during the nine months ended September 30, 2023 and for the years ended December 31, 2022:

	September 30,	December 31,
	2023	2022
Risk-free interest rate	4.50%	3.91%
Expected life of grants	5.54 years	5.4 years
Expected volatility of underlying stock	6.4%	3.7%
Dividends	0%	0%
Probability of Business Combination	n/a %	7.5%

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2023 and 2022:

	Fair Value	Fair Value
	Measurement	Measurement
	Using Level 3	Using Level 3
	Inputs	Inputs
	Total	Total
	2023	2022
Beginning Balance	$367,500	$3,613,750
Derivative liabilities recorded on issuance of derivative Warrants	—	—
Transfer of public warrants from Level 3 to Level 1	—	—
Change in fair value of derivative liabilities	367,500	(3,123,750)
Ending Balance	$735,000	$490,000

As of September 30, 2023 and December 31, 2022, the warrant liability was $1,535,000 and $767,500, respectively. In addition, for the three and nine months ended September 30, 2023, the Company recorded $1,662,917 and $767,500, as a gain and loss on the change in fair value of derivative warrant liabilities in the statements of operations. Respectively. For the three and nine months ended September 30, 2022, the Company recorded $66,667 and $6,523,751, respectively, as a loss and gain on the change in fair value of derivative warrant liabilities in the statements of operations, respectively.

The assumptions to value the Note payable – related party; at fair value at September 30, 2023 included, volatility of 6.4%, risk free rate of 4.5%, expected life of 5.54 years and dividends of 0%

NOTE 10 — SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net income of $1,749,614, which consisted of change in fair value of warrant liabilities of $1,662,917, and interest income of $578,665 partially offset by general and administrative expenses of $491,536 and change in fair value of note payable of $432.

For the three months ended September 30, 2022, we had a net income of $489,212, which consisted of interest income of $902,748, partially offset by the change in fair value of warrant liabilities of $66,667 and general and administrative expenses of $346,869.

For the nine months ended September 30, 2023, we had a net income of $3,199,984, which consisted of interest income of $5,176,166 partially offset by the change in fair value of warrant liability of $767,500 and general and administrative expenses of $1,208,250 and change in fair value of note payable of $432.

For the nine months ended September 30, 2022, we had a net income of $4,777,868, which consisted of change in fair value of warrant liabilities of $6,523,751 and interest income of $1,192,965, partially offset by general and administrative expenses of $2,938,848.

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

At September 30, 2023, we held $367,640 inside our operating bank account and working capital deficiency of $3,171,255. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective partner businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We believe we may need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023 . We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any nonfinancial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023, all of the shares of Class A ordinary shares subject to possible redemption in the amount of $29,011,880 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating income per ordinary share. Remeasurement associated with the redeemable shares of Class A ordinary share is excluded from income per ordinary share as the redemption value approximates fair value. The calculation of diluted income per share of ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our internal control over financial reporting did not result in effective controls to properly evaluate the accounting and reporting under US GAAP for complex equity transactions. This lack of control led to improper accounting classification of certain Class A ordinary shares we issued in July 2021 as part of the Initial Public Offering which, due to its impact on our previously issued financial statements, we determined to be a material weakness. Additionally, the Company identified a material weakness related to recording accrued liabilities. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, and considering the material weaknesses described above, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective.

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

November 22, 2023
FRONTIER INVESTMENT CORP.

	By:	/s/ Asar Mashkoor
		Name:	Asar Mashkoor
		Title:	Chief Executive Officer and Chairman of the Board of
Directors (Principal Executive Officer)